Form 10-Q/A
period 1995-10-31
NSA INTERNATIONAL INC
filed 1996-07-29
CIK 850036

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 31, 1995
                               ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to
                               ---------------------------   ------------------

Commission File Number:    0-19487
                        -------------------------------------------------------

                            NSA INTERNATIONAL, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Tennessee                                62-1387102
- ----------------------------------------    -----------------------------------
   (State or other jurisdiction of                  I.R.S. Employer
    incorporation or organization)                Identification No.)

4260 East Raines Road, Memphis, Tennessee                            38118
- -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (901) 541-1223
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X]  Yes     [ ]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         4,858,156 shares of $.05 par value common stock were outstanding at October 31, 1995.

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

NSA International, Inc. and Subsidiaries:

         Consolidated Balance Sheets as of October 31, 1995 (unaudited) (restated) and April 30, 1995

         Consolidated Statements of Operations for the Three Month and Six Month Periods Ended October 31, 1995 and 1994 (unaudited) (restated)

         Consolidated Statements of Shareholders' Equity for the Six Month Periods Ended October 31, 1995 and 1994 (unaudited) (restated)

         Consolidated Statements of Cash Flows for the Six Month Periods Ended October 31, 1995 and 1994 (unaudited) (restated)

         Notes to Consolidated Financial Statements

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                 (RESTATED)
                                                                                OCTOBER 31,      APRIL 30,
ASSETS                                                                              1995            1995
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 8,533,495     $15,603,316
  Short-term investments                                                            557,935         521,345
  Receivables, net                                                                1,362,075       2,024,956
  Refundable income taxes                                                         3,058,959       3,054,484
  Inventories                                                                    11,372,476      12,830,628
  Deferred income taxes                                                             148,000         148,000
  Note receivable - short-term                                                                      500,000
  Other current assets                                                            1,468,405       1,766,798
                                                                                -----------     -----------

          Total current assets                                                   26,501,345      36,449,527

PROPERTY AND EQUIPMENT, At cost:
  Leasehold improvements                                                            603,554         372,662
  Manufacturing equipment                                                           716,721         714,755
  Office furniture and equipment                                                  3,142,981       3,131,918
  Transportation equipment                                                          181,390         215,761
  Data processing equipment                                                       2,064,653       2,244,194
                                                                                -----------     -----------
          Total                                                                   6,709,299       6,679,290
  Less accumulated depreciation and amortization                                 (3,412,690)     (3,089,044)
                                                                                -----------     -----------

          Property and equipment, net                                             3,296,609       3,590,246

NOTE RECEIVABLE - LONG-TERM                                                       4,000,000       4,000,000

OTHER ASSETS                                                                        597,348         603,999
                                                                                -----------     -----------

TOTAL ASSETS                                                                    $34,395,302     $44,643,772
                                                                                ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Amounts due to NSA, Inc.                                                      $ 7,643,988     $ 9,310,467
  Accounts payable, trade                                                         1,959,029       2,365,016
  Accrued sales commissions and allowances                                          789,913       1,448,432
  Accrued compensation and expenses                                               4,175,405       6,416,241
  Accrued sales returns                                                           1,552,170       1,785,608
  Advance payments by dealers/distributors                                          271,095         379,396
  Income taxes payable                                                              974,174       1,256,135
  Other current liabilities                                                         156,939         361,873
                                                                                -----------     -----------

          Total current liabilities                                              17,522,713      23,323,168

DEFERRED INCOME TAXES                                                               345,000         345,000

OTHER LIABILITIES                                                                 1,058,662          58,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.05 par value, 100,000,000 shares authorized, 4,858,156
    outstanding at October 31, 1995 and April 30, 1995                              242,908         242,908
  Additional paid-in capital                                                     21,197,440      21,197,616
  Retained earnings                                                              (5,971,421)       (523,582)
                                                                                -----------     -----------

          Total shareholders' equity                                             15,468,927      20,916,942
                                                                                -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $34,395,302     $44,643,772
                                                                                ===========     ===========


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                 (RESTATED)                         (RESTATED)
                                                                THREE MONTHS                        SIX MONTHS
                                                             ENDED OCTOBER 31,                   ENDED OCTOBER 31,
                                                       -----------------------------      ------------------------------
                                                           1995             1994              1995              1994
NET REVENUES:
  Net sales                                            $ 18,021,968     $ 22,341,711      $ 38,780,085      $ 50,263,830
  Dealer fee income                                         380,211          423,837         1,235,584         1,261,568
  Revolving credit fee income                                19,668           25,270            38,206            37,957
                                                       ------------     ------------      ------------      ------------

          Total                                          18,421,847       22,790,818        40,053,875        51,563,355

COSTS AND EXPENSES:
  Dealer/distributor commissions and allowances          (6,965,766)      (9,651,001)      (15,226,333)      (22,403,642)
  Cost of products sold                                  (6,755,358)      (8,138,273)      (14,768,973)      (15,935,193)
  Operating expenses                                     (7,633,823)      (6,833,948)      (14,801,582)      (14,097,166)
  Licensing and management fees to NSA, Inc.               (328,944)        (554,753)         (725,870)       (1,217,973)
  Interest income                                           207,075          102,301           424,030           192,331
  Interest expense                                           (1,132)         (17,518)           (6,511)          (47,372)
  Other income (expense), net                                72,738          988,254          (241,205)        1,085,233
                                                       ------------     ------------      ------------      ------------

          Total                                         (21,405,210)     (24,104,938)      (45,346,444)      (52,423,782)
                                                       ------------     ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                                 (2,983,363)      (1,314,120)       (5,292,569)         (860,427)

INCOME TAX BENEFIT (PROVISION)                              (36,243)         443,631          (155,270)          207,229
                                                       ------------     ------------      ------------      ------------

NET LOSS                                               $ (3,019,606)    $   (870,489)     $ (5,447,839)     $   (653,198)
                                                       ============     ============      ============      ============

LOSS PER COMMON SHARE                                  $      (0.62)    $      (0.18)     $      (1.12)     $      (0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                             4,858,156        4,857,795         4,858,156         4,857,795

TRANSACTIONS WITH NSA, INC. INCLUDED IN THE ABOVE:
  Net sales to NSA, Inc.                               $  2,988,000     $  1,792,456      $  6,088,000      $  3,691,000
  Cost of products sold (purchased from NSA, Inc.)           96,960          729,031           468,655         1,597,251


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTH PERIODS ENDED OCTOBER 31, 1995 AND 1994 (UNAUDITED)
- --------------------------------------------------------------------------------

                                                      COMMON STOCK
                                                ------------------------       ADDITIONAL
                                                  NUMBER                        PAID-IN          RETAINED
                                                OF SHARES        AMOUNT         CAPITAL          EARNINGS          TOTAL
BALANCE AT APRIL 30, 1994                       4,858,456       $242,923      $21,199,751      $ 4,217,883      $25,660,557
  Repurchase of common stock and warrants            (800)           (40)          (1,235)                           (1,275)
  Net loss                                                                                        (653,198)        (653,198)
                                                ---------       --------      -----------      -----------      -----------

BALANCE AT OCTOBER 31, 1994                     4,857,656       $242,883      $21,198,516      $ 3,564,685      $25,006,084
                                                =========       ========      ===========      ===========      ===========


BALANCE AT APRIL 30, 1995                       4,858,156       $242,908      $21,197,616      $  (523,582)     $20,916,942
  Repurchase of common stock and warrants                                            (176)                             (176)
  Net loss (restated)                                                                           (5,447,839)      (5,447,839)
                                                ---------       --------      -----------      -----------      -----------

BALANCE AT OCTOBER 31, 1995                     4,858,156       $242,908      $21,197,440      $(5,971,421)     $15,468,927
                                                =========       ========      ===========      ===========      ===========


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED OCTOBER 31, 1995 AND 1994 (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                        (RESTATED)
                                                                                           1995               1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $(5,447,839)       $  (653,198)
  Adjustments to reconcile net loss to net cash provided (used) by operations:
    Gain on sales of property and equipment                                                (32,700)           (99,577)
    Depreciation and amortization                                                          486,081            764,054
    Change in deferred income taxes                                                                            (1,787)
    Changes in assets and liabilities, net of effect of sale of educational products:
      Receivables, net                                                                     662,881         (1,046,109)
      Inventories                                                                        1,458,152          2,460,562
      Other current assets                                                                 305,044           (797,896)
      Accounts payable                                                                    (405,987)         1,435,738
      Liability for sales returns                                                         (233,438)           163,429
      Advance payments by dealers/distributors                                            (108,301)
      Accrued expenses                                                                  (2,899,355)          (243,526)
      Income taxes payable and refundable                                                 (286,436)          (167,006)
      Other liabilities                                                                    795,066           (214,601)
                                                                                       -----------        -----------

            Net cash provided by (used in) operating activities                         (5,706,832)         1,600,083

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                                                      (551,790)
  Sales of short-term investments                                                          515,200         (2,948,710)
  Purchases of property and equipment                                                     (283,409)          (616,378)
  Proceeds from sales of property and equipment                                             12,732            392,757
  Proceeds from receipt of notes receivable                                                500,000
                                                                                       -----------        -----------

            Net cash provided by (used in) investing activities                            192,733         (3,172,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock and warrants                                                     (176)            (1,275)
  Payments on long-term debt                                                                                 (247,864)
  Advances from (repayments to) NSA, Inc. for equipment purchases and working capital   (1,555,546)        (2,835,821)
                                                                                       -----------        -----------

            Net cash used in financing activities                                       (1,555,722)        (3,084,960)
                                                                                       -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (7,069,821)        (4,657,208)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          15,603,316         20,081,363
                                                                                       -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 8,533,495        $15,424,155
                                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                           $     6,511        $    47,372
    Income taxes                                                                           355,000              4,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  See discussion of non-cash investing and financing activities in Note 4.


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIODS ENDED OCTOBER 31, 1995 AND 1994 (UNAUDITED) (RESTATED)
- --------------------------------------------------------------------------------

1.   FINANCIAL STATEMENT PRESENTATION

     The consolidated balance sheet as of October 31, 1995, the consolidated statements of operations for the three month and six month periods ended October 31, 1995 and 1994, and the consolidated statements of shareholders' equity and cash flows for the six month periods ended October 31, 1995 and 1994 have been prepared by the Company, without audit. It is management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 1995 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission.

2.   LOSS PER SHARE

     Amounts shown as loss per share have been computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding.

3.   INVENTORIES

     Inventories consisted of the following:

                                                OCTOBER 31, 1995      APRIL 30, 1995
       Raw materials                               $ 5,418,626          $ 6,122,208
       Finished goods                                7,743,847            8,218,954
       Accessories                                   2,422,991            2,814,019
                                                   -----------          -----------
              Total at cost                         15,585,464           17,155,181
       Reserve for excess and obsolete inventory    (4,212,988)          (4,324,553)
                                                   -----------          -----------
              Total                                $11,372,476          $12,830,628
                                                   ===========          ===========

4.   SALE OF EDUCATIONAL PRODUCTS TO NSA, INC.

     On July 21, 1994, the Company completed the sale of its exclusive rights and inventory in Wings, an educational product, and The Knowledge Network, an educational catalog product, to NSA, Inc. The total purchase price of $5,500,000 was determined based upon an independent valuation. NSA, Inc. assumed a $1.1 million note payable and the remainder of the purchase price was settled as a reduction of the amounts due to NSA, Inc. The transaction resulted in a gain, after income tax, of $62,000.

5.   ABANDONMENT OF U.K. LEASE

     The company leases office space in the U.K. under a non-cancelable operating lease expiring in 2016. In October 1995 the Company abandoned the location and signed a sublease agreement with an unrelated party. A loss of $1,000,000 has been recognized in the second quarter which represents the excess of future rent expense over sublease income discounted at 8%.

     These financial statements have been restated to reflect the $1,000,000 loss in the second quarter described above. The effect of the restatement is as follows:

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                          OCTOBER 31, 1996     OCTOBER 31, 1996
     Net loss as previously reported          $2,019,606           $4,447,839
     Net loss as restated                      3,019,606            5,447,839

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion should be read in conjunction with the Consolidated Financial Statements and the discussion of NSA International, Inc.'s (the "Company") business and other detailed information appearing elsewhere herein. All information is based on the Company's fiscal quarter and six months ended October 31.

RESULTS OF OPERATIONS

 Net Revenues                                    Second Quarter                              Six Months
                                     -------------------------------------   --------------------------------------
                                       1996          Change          1995          1996        Change        1995
                                     --------      -----------    --------      ---------    ---------    ---------
                                                                     (Dollars in thousands)
 Net revenues                        $18,422         (19.17)%     $22,791       $40,054      (22.32)%      $51,563
 Cost and expenses                    21,405         (11.20)%      24,105        45,346      (13.50)%       52,424
 Percentage of net revenues           116.19%                      105.76%       113.21%                    101.67%
 Net income (loss)                    (3,020)                        (870)       (5,448)                      (653)
 Earnings (loss) per share           $  (.62)                     $  (.18)      $ (1.12)                   $  (.13)

         The decline in net revenues for the second quarter and first six months of fiscal 1996 reflects decreased sales by the Company's direct selling subsidiaries. Decreased sales by the Company's German and French direct selling subsidiaries accounted for a majority of both the quarterly and six months' revenue decline.

         As disclosed previously, the first quarter decline in German sales was attributed to changes to the Company's marketing plan which were not well received by the German dealers and distributors. Certain of these changes to the German marketing plan were reversed in the 1996 second quarter. Although the Company anticipates that the present German marketing plan should result in improved sales trends, the revised plan has not been in effect for a sufficient period to enable the Company to determine whether the revisions will result in increased sales.

         Historically, the bulk of sales within France have occurred in the Paris region of the country. The Company implemented plans and procedures during the second quarter of 1996 intended to improve geographic expansion within its French market. The Company anticipates that these plans and procedures will increase sales by the French direct selling subsidiary.

         In an effort to improve revenues in Europe, the Company has and continues to make adjustments in its marketing plans, product mix and management structure. The success of these changes is dependent on dealer and distributor acceptance and their ability to successfully market the Company's products. Thus, management cannot predict whether and when these strategies will result in improved revenues.

         In North America, the Company's 1996 first six months and second quarter increase in Juice Plus sales did offset the revenue decrease resulting from the sale of the Company's manufacturing subsidiary and the closure of the Company's Mexican direct selling subsidiary.

Costs and Expenses

                                                   Second Quarter                              Six Months
                                        ------------------------------------    -------------------------------------
                                         1996          Change          1995        1996          Change       1995
                                        --------     -----------    --------    -----------   ----------   ----------
                                                                   (Dollars in thousands)
 Dealer/Distributor commissions
    and allowances                      $6,966         (27.82)%      $9,651       $15,226      (32.04)%      $22,404
 Percentage of net revenues              37.82%                       42.35%        38.01%                     43.45%
 Cost of products sold                   6,755         (16.99)%       8,138        14,769       (7.32)%       15,935
 Percentage of net revenues              36.67%                       35.71%        36.87%                     30.90%

         The decrease in dealer/distributor commissions and allowances, as a percentage of net revenues, reflects the above described decrease in the direct selling subsidiaries' revenues, which result in lower commissions being paid to
distributors.   Additionally, the Company has experienced increased sales of
Juice Plus to NSA, Inc. which do not result in commission expenses to the Company.

         The change in the sales mix also resulted in an increase in cost of sales as a percentage of net revenues.

                                                Second Quarter                              Six Months
                                     ------------------------------------     -------------------------------------
                                      1996          Change          1995          1996        Change        1995
                                     ------         ------       --------     ---------      -------     ----------
                                                                (Dollars in thousands)
 Operating expenses                  $7,634          11.71%       $6,834       $14,802        5.00%       $14,097
 Percentage of net revenues           41.44%                       29.99%        36.96%                     27.34%

        The increase in the 1996 first six months and second quarter operating expenses reflects the abandonment by the Company of its lease of office space in the U.K. under a non-cancelable operating lease expiring in 2016. In October 1995 the Company signed a sublease agreement with an unrelated party. A loss of $1,000,000 has been recognized which represents the excess of future rent expense over sublease income discounted at 8%. The increase also includes certain operational costs incurred by the Company as a result of its expansion into Italy and the cost of new product development and marketing literature.
The increase was partly offset by the Company's sale of its manufacturing subsidiary and the closing of the Company's Mexican direct selling subsidiary.

                                             Second Quarter                              Six Months
                                 ------------------------------------        ----------------------------------
                                   1996          Change          1995          1996        Change        1995
                                 --------       --------       -------       -------     ---------      -------
                                                             (Dollars in thousands)

 Interest income                    $207         102.94%         $102          $424      120.83%          $192
 Interest expense                      1         (94.12)%          18             7      (85.11)%           47


         The increase in interest income in the 1996 first six months and second quarter reflects interest earned on notes receivable obtained by the Company as a result of its sale of the manufacturing operations. The decrease in interest expense resulted from debt reduction by the Company.


                                                  Second Quarter                              Six Months
                                      --------------------------------------     -----------------------------------
                                        1996          Change          1995          1996        Change        1995
                                      -------       ---------       -------      ---------    ---------     --------
                                                                  (Dollars in thousands)
 Licensing and management fees to
   NSA, Inc.                             $329         (40.72)%        $555          $726      (40.39)%       $1,218
 Percentage of net revenues              1.79%                        2.44%         1.81%                      2.36%

         Licensing fees paid to NSA, Inc. have decreased in the 1996 second quarter and the first six months as a result of the product sales mix changes. The change in the Company's sales mix reflected increased sales of the Company's Juice Plus products for which NSA does not receive a licensing fee, as opposed to sales of the air and water products from which NSA does receive a licensing fee.

         Management fees paid to NSA, Inc. for the 1996 first six months and second quarter reflect a reduction of administrative expenses incurred by NSA, Inc. on the Company's behalf due to the Company's sale of its manufacturing subsidiary and the closing of the Company's Mexican direct selling subsidiary.

                                         Second Quarter                Six Months
                                    -----------------------    -------------------------
                                     1996            1995          1996         1995
                                    ------          ------     -----------    ----------
                                                     (Dollars in thousands)


 Other income (expense)          $   73         $ 989            $(241)        $1,085
 Percentage of net revenues        0.40%         4.34%           (0.60)%         2.11%

         The 1996 first six months and second quarter change in other income (expense) is primarily attributed to approximately $300,000 of foreign currency hedging losses incurred during the first six months of 1996 compared to no foreign currency hedging gains or losses for the same period of 1995. The foreign currency transaction and translation gains totaled approximately $83,000 during the second quarter of fiscal 1996 and $138,402 during the first six months of fiscal 1996, compared to $720,743 during the second quarter of fiscal 1995 and $653,743 during the first six months of fiscal 1995.

Benefit (Provision) for Income Taxes

                                                       Second Quarter                      Six Months
                                              --------------------------------     ---------------------------
                                                1996                   1995          1996              1995
                                              ---------             ----------     ---------         ---------
                                                                    (Dollars in thousands)
 Benefit (Provision) for Income taxes          $  (36)               $  444         $ (155)          $  207
 Effective tax rate                             (1.81)%               33.74%         (3.61)%          24.07%

         The low effective tax rate for the 1996 first six months and second quarter reflects losses incurred by European direct selling subsidiaries for which the Company was not able to recognize a tax benefit.

Net Income (Loss)

                                         Second Quarter                   Six Months
                                --------------------------------    -----------------------
                                   1996                   1995          1996        1995
                                ---------              ---------    ----------    ---------
                                                      (Dollars in thousands)
 Net income (loss)               $(3,020)                $(870)      $(5,448)       $(653)
 Earnings (loss) per share       $  (.62)                $(.18)      $ (1.12)       $(.13)

Future Outlook

         Management continues to implement strategies intended to increase revenue and improve long-term operating performance. Additional steps to increase revenue include the planned expansion of direct marketing sales into other countries, the development of improved core products, and the modification of the marketing plan to encourage the concentration on core products by the dealer/distributors and to accelerate the initial promotion of new dealers within the commission structure.

         The Company is aggressively implementing cost containment measures in an effort to improve net operating performance. These measures, along with the revenue enhancement strategies, are intended to have long term favorable effects on results of operations. However, the Company's multi-level distribution networks are highly competitive and are subject to a number of uncertainties which may affect revenues and results from operations. The success of these strategies and changes will be dependent on dealer/distributor acceptance and their ability to market the Company's products. Management believes that these changes coupled with changing economic conditions, both domestically and internationally, may continue to adversely affect short-term operating results.

Liquidity and Capital Resources

                                                                 Six Months
                                                        ---------------------------------
                                                           1996                   1995
                                                        ------------          ------------
                                                              (Dollars in thousands)
 Cash and cash equivalents                                  $8,533            $15,424
 Short-term investments                                        558             3,424
 Working capital                                             8,978             18,011
 Cash provided (used) by operating activities               (5,707)             1,600
 Cash provided (used) by investing activities                  193             (3,172)
 Cash provided (used) by financing activities               (1,556)            (3,085)

         The Company has sufficient cash on hand to finance its current operations, and does not anticipate requiring additional funding in excess of the current cash balances or cash flow generated by operations. If required, management believes additional funding will be available from financial institutions or NSA, Inc. at satisfactory terms.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On October 31, 1995, the annual meeting of the shareholders of the Company was held, at which meeting the shareholders ratified the selection of Deloitte & Touche, L.L.P. as independent accountants and auditors for the Company and elected George R. Poteet, William T. Williams, William W. Deupree, Jr. and J. Neil Rood to serve as directors for two-year terms or until their successors have been duly elected and qualified.


ITEM 5.  OTHER INFORMATION.

         Peter Kiepe has resigned as vice president in charge of the Company's operations in Europe. John Greenham, who has been serving as director of European operations for the last three years, has assumed Mr. Kiepe's duties on an interim basis.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (Section  249.308 OF THIS CHAPTER).

         (a)     Exhibits.

                 None.

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NSA INTERNATIONAL, INC.


Date:  July 24, 1996                 By: /s/ Stan C. Turk
                                        ---------------------------------------
                                          Stan C. Turk, Chief Financial Officer