Form 10-Q/A
period 1996-01-31
NSA INTERNATIONAL INC
filed 1996-07-29
CIK 850036

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:  0-19487
                       ---------------------------------------------------------

                            NSA INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Tennessee                              62-1387102
- --------------------------------------------------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

4260 East Raines Road, Memphis, Tennessee                                  38118
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (901) 541-1223
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               /X/ Yes  / / No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         4,858,156 shares of $.05 par value common stock were outstanding at January 31, 1996.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

NSA International, Inc. and Subsidiaries:

         Consolidated Balance Sheets as of January 31, 1996 (unaudited) (restated) and April 30, 1995

         Consolidated Statements of Operations for the Three Month and Nine Month Periods Ended January 31, 1996 and 1995 (unaudited) (restated)

         Consolidated Statements of Shareholders' Equity for the Nine Month Periods Ended January 31, 1996 and 1995 (unaudited) (restated)

         Consolidated Statements of Cash Flows for the Nine Month Periods Ended January 31, 1996 and 1995 (unaudited) (restated)

         Notes to Consolidated Financial Statements

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                            (RESTATED)
                                                                            JANUARY 31,     APRIL 30,
ASSETS                                                                         1996           1995
CURRENT ASSETS:
 Cash and cash equivalents                                                   $10,400,284    $15,603,316
 Short-term investments                                                          614,123        521,345
 Receivables, net                                                              1,470,530      2,024,956
 Refundable income taxes                                                       2,750,848      3,054,484
 Inventories                                                                  10,076,358     12,830,628
 Deferred income taxes                                                           148,000        148,000
 Note receivable - short-term                                                                   500,000
 Other current assets                                                            969,326      1,766,798
                                                                             -----------    -----------

     Total current assets                                                     26,429,469     36,449,527

PROPERTY AND EQUIPMENT, At cost:
 Leasehold improvements                                                          610,243        372,662
 Manufacturing equipment                                                         716,721        714,755
 Office furniture and equipment                                                3,158,014      3,131,918
 Transportation equipment                                                        181,390        215,761
 Data processing equipment                                                     2,064,665      2,244,194
                                                                             -----------    -----------
     Total                                                                     6,731,033      6,679,290
 Less accumulated depreciation and amortization                               (3,651,457)    (3,089,044)
                                                                             -----------    -----------

     Property and equipment, net                                               3,079,576      3,590,246

NOTE RECEIVABLE - LONG-TERM                                                    4,000,000      4,000,000

OTHER ASSETS                                                                     544,581        603,999
                                                                             -----------    -----------
TOTAL ASSETS                                                                 $34,053,626    $44,643,772
                                                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Amounts due to NSA, Inc.                                                    $ 9,150,894    $ 9,310,467
 Accounts payable, trade                                                       1,414,042      2,365,016
 Accrued sales commissions and allowances                                        943,819      1,448,432
 Accrued compensation and expenses                                             5,438,716      6,416,241
 Accrued sales returns                                                         1,433,946      1,785,608
 Advance payments by dealers/distributors                                        260,261        379,396
 Income taxes payable                                                            883,058      1,256,135
 Other current liabilities                                                       391,498        361,873
                                                                             -----------    -----------
     Total current liabilities                                                19,916,234     23,323,168

DEFERRED INCOME TAXES                                                            345,000        345,000

OTHER LIABILITIES                                                              1,058,662         58,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $.05 par value, 100,000,000 shares authorized, 4,858,156
 outstanding at January 31, 1996 and April 30, 1995                              242,908        242,908
 Additional paid-in capital                                                   21,196,916     21,197,616
 Deficit                                                                      (8,706,094)      (523,582)
                                                                             -----------    -----------
     Total shareholders' equity                                               12,733,730     20,916,942
                                                                             -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $34,053,626    $44,643,772
                                                                             ===========    ===========


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                              (RESTATED)
                                                                  THREE MONTHS                        NINE MONTHS
                                                                ENDED JANUARY 31,                  ENDED JANUARY 31,
                                                          -----------------------------      -------------------------------
                                                             1996             1995               1996             1995
NET REVENUES:
 Net sales                                                $18,002,102      $23,991,067        $56,782,187      $74,254,897
 Dealer fee income                                            339,457          470,147          1,575,041        1,731,715
 Revolving credit fee income                                    6,355           14,453             44,561           52,410
                                                          -----------      -----------        -----------      -----------

    Total                                                  18,347,914       24,475,667         58,401,789       76,039,022

COSTS AND EXPENSES:
 Dealer/distributor commissions and allowances             (7,303,187)     (10,698,063)       (22,529,520)     (33,101,705)
 Cost of products sold                                     (6,589,760)      (8,204,548)       (21,358,733)     (24,139,741)
 Operating expenses                                        (6,962,292)      (7,485,626)       (21,763,874)     (21,582,792)
 Interest income                                              148,026           51,480            572,056          243,811
 Interest expense                                                               (4,894)            (6,511)         (52,266)
 Licensing and management fees to National Safety
 Associates, Inc.                                            (349,021)        (568,158)        (1,074,891)      (1,786,131)
 Restructuring costs                                                          (700,000)                           (700,000)
 Other income (expense), net                                  (32,794)          82,819           (273,999)       1,168,052
                                                          -----------      -----------        -----------      -----------
    Total                                                 (21,089,028)     (27,526,990)       (66,435,472)     (79,950,772)
                                                          -----------      -----------        -----------      -----------
LOSS BEFORE INCOME TAXES                                   (2,741,114)      (3,051,323)        (8,033,683)      (3,911,750)

INCOME TAX BENEFIT (EXPENSE)                                    6,441          391,815           (148,829)         599,044
                                                          -----------      -----------        -----------      -----------
NET LOSS                                                  $(2,734,673)     $(2,659,508)       $(8,182,512)     $(3,312,706)
                                                          ===========      ===========        ===========      ===========

LOSS PER COMMON SHARE                                     $     (0.56)          $(0.55)       $     (1.68)          $(0.68)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                                4,858,156        4,857,656          4,858,156        4,857,749

TRANSACTIONS WITH NATIONAL SAFETY
 ASSOCIATES, INC. INCLUDED IN THE ABOVE:
 Net sales to National Safety Associates, Inc.            $ 2,700,000      $ 2,782,000        $ 8,788,000      $ 6,473,000
 Cost of products sold (purchased from National Safety
 Associates, Inc.)                                            492,185          754,334            960,840        2,351,585


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
NINE MONTH PERIODS ENDED JANUARY 31, 1996 AND 1995 (UNAUDITED)
- --------------------------------------------------------------------------------

                                                  COMMON STOCK         ADDITIONAL        RETAINED
                                              NUMBER                     PAID-IN         EARNINGS
                                             OF SHARES     AMOUNT        CAPITAL         (DEFICIT)         TOTAL
1995

BALANCE AT APRIL 30, 1994                    4,858,456     $242,923     $21,199,751     $ 4,217,883     $25,660,557
 Repurchase of common stock and warrants          (800)         (40)         (1,673)                         (1,713)
 Net loss                                                                                (3,312,706)     (3,312,706)
                                                     -            -               -     -----------     -----------

BALANCE AT JANUARY 31, 1995                  4,857,656     $242,883     $21,198,078     $   905,177     $22,346,138
                                             =========     ========     ===========     ===========     ===========

1996

BALANCE AT APRIL 30, 1995                    4,858,156     $242,908     $21,197,616     $  (523,582)    $20,916,942
 Repurchase of warrants                                                        (700)                           (700)
 Net loss (restated)                                                                     (8,182,512)     (8,182,512)
                                                      -           -               -     -----------     -----------

BALANCE AT JANUARY 31, 1996                  4,858,156     $242,908     $21,196,916     $(8,706,094)    $12,733,730
                                            ===========    ========     ===========     ===========     ===========


See notes to consolidated financial

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED JANUARY 31, 1996 AND 1995 (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                       (RESTATED)
                                                                                          1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                              $(8,182,512)     $ (3,312,706)
 Adjustments to reconcile net loss to net cash used by operations:
 Gain on sales of educational products and property and equipment                          (17,134)          (99,577)
 Depreciation and amortization                                                             705,176         1,151,703
 Change in deferred income taxes                                                                               1,230
 Restructuring costs                                                                                         700,000
 Changes in assets and liabilities, net of effects of sale of educational products:
 Receivables, net                                                                          554,426        (1,184,411)
 Inventories                                                                             2,754,270           359,372
 Other current and noncurrent assets                                                       856,890           106,104
 Accounts payable, trade                                                                  (950,974)       (1,318,225)
 Accrued sales returns                                                                    (351,662)         (501,076)
 Other accrued expenses                                                                 (1,482,138)       (1,350,349)
 Income taxes payable/refundable                                                           (69,441)         (487,807)
 Other liabilities                                                                         910,491          (374,400)
                                                                                       -----------      ------------

 Net cash used in operating activities                                                  (5,272,608)       (6,310,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments                                                      (607,978)         (344,985)
 Sales of short-term investments                                                           515,200
 Proceeds from collection of notes receivable                                              500,000
 Purchase of property and equipment                                                       (301,038)       (1,017,832)
 Proceeds from sales of property and equipment                                             123,665           454,353
                                                                                       -----------      ------------

 Net cash provided by (used in) investing activities                                       229,849          (908,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock and warrants                                                      (700)           (1,713)
 Payments on long-term debt                                                                                 (247,864)
 Advances from (repayments to) National Safety Associates, Inc.                           (159,573)       (4,295,874)
                                                                                       -----------      ------------

 Net cash used in financing activities                                                    (160,273)       (4,545,451)
                                                                                       -----------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (5,203,032)      (11,764,057)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          15,603,316        20,081,363
                                                                                       -----------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $10,400,284      $  8,317,306
                                                                                       ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for:
 Interest                                                                              $    29,000      $     52,266
 Income taxes                                                                              218,270             6,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
See discussion of non-cash financing activities in Note 4.


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTH PERIODS ENDED JANUARY 31, 1996 AND 1995 (UNAUDITED) (RESTATED)
- --------------------------------------------------------------------------------

1.    FINANCIAL STATEMENT PRESENTATION

      The consolidated balance sheet as of January 31, 1996, the consolidated statements of operations for the three month and nine month periods ended January 31, 1996 and 1995, and the consolidated statements of shareholders' equity and cash flows for the nine month periods ended January 31, 1996 and 1995 have been prepared by the Company, without audit. It is management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 1996 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

3.    INVENTORIES

      Inventories consisted of the following:

                                                                 JANUARY 31, 1996  APRIL 30, 1995
      Raw materials                                                $ 5,484,029       $ 6,122,208
      Finished goods                                                 6,512,311         8,218,954
      Accessories                                                    2,580,178         2,814,019
                                                                   -----------       -----------
       Total at cost                                                14,576,518        17,155,181
      Reserve for excess and obsolete inventory                     (4,500,160)       (4,324,553)
                                                                   -----------       -----------

       Total                                                       $10,076,358       $12,830,628
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

      These financial statements have been restated to reflect the $1,000,000 loss in the second quarter described above. The effect of the restatement is as follows:

                                                                                           NINE MONTHS ENDED
                                                                                            JANUARY 31, 1996
       Net loss as previously reported                                                          $7,182,512
       Net loss as restated                                                                      8,182,512


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Management's discussion should be read in conjunction with the Consolidated Financial Statements and the discussion of NSA International, Inc.'s (the "Company") business and other detailed information appearing elsewhere herein. All information is based on the Company's fiscal quarter and nine months ended January 31.

RESULTS OF OPERATIONS

Net Revenues

                                             Third Quarter                                    Nine Months
                                  ----------------------------------                --------------------------------
                                  1996         Change           1995                1996        Change          1995
                                  ----         ------           ----                ----        ------          ----
                                                                (Dollars In Thousands)
Net Revenues                     $18,348         (25.04)%       $24,476            $58,401       (23.20)%      $76,039
Cost and Expenses                 21,089         (23.39)%        27,527             66,435       (16.91)%       79,951
Percentage of net revenues        114.94%                        112.47%            112.04%                     105.14%
Net income (loss)                 (2,735)                        (2,660)            (8,183)                     (3,313)
Earnings (loss) per share        $  (.56)                       $  (.55)            $(1.68)                    $  (.68)

      The Company's 1996 third quarter revenues were approximately the same as its 1996 second quarter revenues. The Company's direct selling operations continued to experience declining revenues for its 1996 third quarter and first nine months compared to the 1995 revenues for the corresponding periods.

      The Company's management is currently reviewing all of its direct selling strategies and operations which are now in place. Certain expense and cost controls have already been implemented and should reduce operating expenses in the next fiscal year. Additionally, the Company is in the process of implementing certain additional expense and cost control strategies designed to reduce operating expenses.

      The success of these strategies is dependent on dealer and distributor acceptance and their ability and continued commitment to market the Company's products.

COST AND EXPENSES

                                                 Third Quarter                                     Nine Months
                                      ----------------------------------                --------------------------------
                                      1996          Change          1995                1996         Change         1995
                                      ----          ------          ----                ----         ------         ----
                                                                     (Dollars In Thousands)
Dealer/Distributor commissions         $7,303        (31.73)%       $10,698            $22,530       (31.94)%      $33,102
and allowances
Percentage of net revenues              39.80%                        43.71%             38.58%                      43.53%
Cost of products sold                   6,590        (19.68)%         8,205             21,359       (11.52)%       24,140
Percentage of net revenues              35.92%                        33.52%             36.57%                      31.75%

      The decrease in dealer/distributor commissions and allowances, as a percentage of net revenues, reflects a shift in the sales mix from commission sales to non-commission sales.

      The cost of sales as a percentage of net revenues increased as a result of increased sales of the Juice Plus+ product line and decreased sales of the air and water product line. The Company's marginal profit on the Juice Plus+ product line is less than its marginal profit on its air and water product line.

                                             Third Quarter                                    Nine Months
                                  ----------------------------------                --------------------------------
                                  1996         Change           1995                1996        Change          1995
                                  ----         ------           ----                ----        ------          ----
                                                                (Dollars In Thousands)
Operating Expenses                $6,963          (6.99)%        $7,486            $21,764         0.84%       $21,583
Percentage of net revenues         37.95%                         30.59%             37.27%                      28.38%

      The decrease in the 1996 third quarter operating expenses reflects the Company's sale of the manufacturing operation and closing of the Company's Mexican direct selling subsidiary.

      The increase in operating expenses, as a percentage of net revenues, resulted primarily from costs incurred by the Company's expansion into Italy and the ongoing administrative and operating costs experienced primarily in Europe coupled with the Company's decline in net revenues between the quarter and nine months ended January 31, 1996 compared to the same periods ended January 31, 1995. The increase in operating expenses for the first nine months also reflects the $1,000,000 loss recognized in the second quarter which represents the excess of future rent expense over sublease income discounted at 8% from the abandonment of the office space formerly leased by the Company in the U.K. under a non-cancelable operating lease expiring in 2016 which has been subleased to an unrelated third party.


                                             Third Quarter                                    Nine Months
                                  ----------------------------------                --------------------------------
                                  1996         Change           1995                1996        Change          1995
                                  ----         ------           ----                ----        ------          ----
                                                                (Dollars In Thousands)
Interest Income                     $148         184.62%            $52               $572       134.43%          $244
Interest Expense                       0        (100.00)%             5                  7       (86.54)%           52

      The increase in interest income in the 1996 first nine months and third quarter reflects interest earned on notes receivable obtained in the sale of the manufacturing operations. The decrease in interest expense resulted from debt reduction by the Company.

                                             Third Quarter                                    Nine Months
                                  ----------------------------------                --------------------------------
                                  1996         Change           1995                1996        Change          1995
                                  ----         ------           ----                ----        ------          ----
                                                                (Dollars In Thousands)
Licensing and management            $349         (38.56)%          $568             $1,075       (39.81)%       $1,786
fees to NSA, Inc.
Percentage of net revenues          1.90%                          2.32%              1.84%                       2.35%

      The Company's licensing fee has decreased in the 1996 third quarter and the first nine months as a result of the shift in the product sales mix to products on which NSA, Inc. does not receive a licensing fee.

      The decreases in management fees for the 1996 first nine months and third quarter reflect a reduction of administrative expenses incurred by NSA, Inc. on the Company's behalf due to the Company's sale of the manufacturing operation and the closing of the Company's Mexican direct selling subsidiary.

                                             Third Quarter                                    Nine Months
                                  ----------------------------------                --------------------------------
                                  1996                          1995                1996                        1995
                                  ----                          ----                ----                        ----
                                                                (Dollars In Thousands)
Restructuring Costs                    0                           $700                  0                        $700
Percentage of net revenues                                         2.86%                                           .92%

      During the 1995 third quarter, the Company charged $700,000 for expenses to be incurred in closing the Company's Mexican direct selling subsidiary.

                                             Third Quarter                                    Nine Months
                                  ----------------------------------                --------------------------------
                                  1996                          1995                1996                        1995
                                  ----                          ----                ----                        ----
                                                                (Dollars In Thousands)
Other income (expense)              $(33)                           $83              $(274)                     $1,168
Percentage of net revenues          (.17)%                          .34%              (.47)%                      1.54%

      The 1996 first nine months change in other income (expense) is primarily attributed to approximately $300,000 of foreign currency hedging losses. In the first nine months of 1995 the Company recorded a gain of approximately $1,000,000 in foreign currency hedging.

BENEFIT (PROVISION) FOR INCOME TAXES

                                             Third Quarter                                    Nine Months
                                  ----------------------------------                --------------------------------
                                  1996                          1995                1996                        1995
                                  ----                          ----                ----                        ----
                                                                (Dollars In Thousands)
Benefit (provision) for               $6                           $392              $(149)                       $599
income taxes
Effective tax rate                   .22%                         12.84%             (2.12)%                     15.31%

      The low effective tax rate for the 1996 first nine months and third quarter reflects losses incurred by European direct selling subsidiaries for which the Company was not able to recognize a tax benefit.


NET INCOME (LOSS)

                                             Third Quarter                                    Nine Months
                                  ----------------------------------                --------------------------------
                                  1996                          1995                1996                        1995
                                  ----                          ----                ----                        ----
                                                                (Dollars In Thousands)
Net Income (loss)                $(2,735)                       $(2,660)           $(8,183)                    $(3,313)
Earnings (loss) per share          $(.56)                         $(.55)            ($1.68)                      $(.68)

FUTURE OUTLOOK

      Management is continuing to implement strategies which are intended to increase revenues and improve long-term operating performance. Additional steps to increase revenues include the review of the Company's entire direct selling strategies, improving core products, and the modification of the marketing plan to encourage the concentration on core products by the dealer/distributors and to accelerate the initial promotion of new dealers within the commission structure. Additionally, the Company is considering alternative methods of distribution in order to expand available markets for its products and increase revenues without resulting in the increased operating costs the Company has experienced in its traditional market expansion activities. One such alternative is the expansion of the Company's exclusive master distributorship program by creating additional relationships with third party distributors similar to the Company's relationship with its far east distributor.

      The Company is continuing to implement cost containment measures intended to improve operating performance. These measures, along with the Company's new market expansion strategies, are intended to have a long-term favorable effects on results of operations. However, the Company's multi-level distribution networks and the alternative distribution methods are highly competitive and are subject to a number of uncertainties which may affect revenues and results from operations. The success of these strategies and changes will be dependent on traditional dealer/distributor acceptance and their ability and continued commitment to market the Company's products and the success of the Company's market expansion activities. Management believes that those changes coupled with changing economic conditions, both domestically and internationally, may continue to adversely effect short-term operating results.

LIQUIDITY AND CAPITAL RESOURCES

                                                                             Third Quarter
                                                                  ----------------------------------
                                                                  1996                          1995
                                                                  ----                          ----
                                                                        (Dollars in thousands)
               Cash and cash equivalents                         $10,400                         $8,317
               Short-term investments                                614                            820
               Working capital                                     6,513                         15,507
               Cash provided (used) by operating activities       (5,273)                        (6,310)
               Cash provided (used) by investing activities          230                           (908)
               Cash (used) by financing activities                  (160)                        (4,545)

      The Company has sufficient cash on hand to finance current operations and does not anticipate requiring additional funding in excess of the current cash balances and cash flow generated from operations. If required, management believes additional funding will be available from financial institutions or NSA at satisfactory terms.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.


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




                                          NSA INTERNATIONAL, INC.


Date: July 24, 1996                       By: /s/ Stan C. Turk
                                          ------------------------------------
                                              Stan C. Turk,
                                               Chief Financial Officer