Form 10-K
period 1996-04-30
NSA INTERNATIONAL INC
filed 1996-07-30
CIK 850036

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended     April 30, 1996
                           ----------------------------------------------------
                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               --------------------     -----------------------
Commission file number   0-19487
                       --------------------------------------------------------

                            NSA INTERNATIONAL, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Tennessee                                      62-1387102
- ----------------------------------------          -----------------------------
   State or other jurisdiction                           (I.R.S. Employer
   incorporation or organization                         Identification No.)



4260 East Raines Road, Memphis, Tennessee                               38118
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code (901) 541-1223
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.05 par value
              -----------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: $4,633,758 computed by reference to a price of $3.50 per share, the last reported sales price of the registrant's Common Stock on July 24, 1996.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at July 24, 1996
    -----------------------------                 ----------------------------
    Common Stock, $.05 par value                                     4,858,156

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

                                     PART I

Item 1.  Business.

General

         NSA International, Inc. (the "Company") sells proprietary consumer products domestically and internationally through subsidiaries and third parties utilizing multi-level and/or direct selling marketing systems. The Company's products include nutritional products, air and water filtration systems, security products, and a sparkling water system, all of which are designed primarily for individual consumption or use. The Company's products are proprietary and most were developed by or for the Company or its affiliated entities. In the United States, the Company sells its products to National Safety Associates, Inc. ("NSA"), an affiliated Tennessee corporation, for resale to its dealers and distributors. In Canada and Asia, the Company sells its products to third party licensees for retail distribution through local representative agents, dealers, and distributors. In the United Kingdom, Ireland, Germany, Switzerland, The Netherlands, France, Belgium, and Italy, the Company sells its products through wholly owned subsidiaries to its network of dealers and distributors in these countries.

Operations

         Since organization, the Company's philosophy has been to pursue increased revenues through product line and market expansion. In order to reduce the costs associated with product line expansion, during the past three years the Company shifted the manufacturing of all of its products to unaffiliated manufacturing organizations. The Company is in the process of implementing a similar approach with regard to market expansion and support through its Master Distributor program. The Company first tested the Master Distributor program in Asia and based on its initial success, the Company determined during the last year that it would expand the Master Distributor program to include both existing and new markets. The Master Distributor program is designed to enhance the Company's ability to expand into additional markets more quickly and efficiently and to transfer from the Company to a licensed Master Distributor the costs and other burdens associated with creating the corporate infrastructure required to open and support new markets. Rather than forming additional subsidiaries, the Company intends to enter into distribution agreements with third party licensees ("Master Distributors"), pursuant to which the Company will grant to the third party the exclusive right to purchase and resell the Company's products in a specific geographic area. The Company may, depending on the final terms of the distribution agreements, provide computer support and management consulting services in addition to product sales.

         On March 29, 1996 the Company entered into a distribution agreement with an unrelated third party granting the third party the exclusive right to purchase and sell certain of the Company's products in Israel. The agreement will become effective upon the Israeli government approving the Company's products for sale in Israel. The Company has also entered into a distribution agreement with an unrelated third party licensing to them to the third party the right to purchase and resell the Company's products in Peru.

         The first conversion of an existing market occurred on April 30, 1996, when the Company's subsidiary, National Safety Associates, Ltd., an Ontario corporation ("NSA Canada"), sold substantially all of its assets to a third party purchaser, the owners of which included members of NSA Canada's senior management and certain employees and consultants of the Company. As a condition to the sale, the Company entered into a distribution agreement with the purchaser, pursuant to which the purchaser became the Company's Canadian Master Distributor.

         Until such time as the Company successfully converts its existing European operations into third party Distributorships, the Company will continue to operate and sell its products through its subsidiaries, National Safety Associates of America (U.K.) Limited, a British corporation ("NSA UK"), NSA International GmbH, a German corporation ("NSA Germany"), NSA AG, a Swiss corporation ("NSA Switzerland"), NSA Oko Filter Systeme Vertriebs, GmbH, an Austrian corporation ("NSA Austria"), NSA B.V., a Dutch corporation ("NSA Netherlands"), and NSA sarl., a French corporation, ("NSA France"), NSA srl, an Italian corporation ("NSA Italy") and NSA, S.A., a Belgium corporation ("NSA Belgium") (collectively the "Direct Selling Subsidiaries") to its network of dealers and distributors. On June 7, 1996, the Company executed a nonbinding letter of intent proposing the sale of NSA Germany, NSA Switzerland, and NSA Austria to another Master Distributor controlled by one of the Company's European management level employees. On June 25, 1996, a similar letter of intent was executed by the Company relating to the sale of NSA UK, NSA Netherlands, and NSA Belgium to another proposed Master Distributor controlled by three of the Company's independent European distributors. Completion of these two transactions is subject to the satisfactory negotiation and execution of definitive purchase and sale agreements and distribution agreements, and certain other conditions. Accordingly, at present the Company is continuing to operate in Europe through its existing Direct Selling Subsidiaries.

Principal Products

         Nutritional Products.

         The Company sells a line of nutritional products called Juice Plus+(TM) which includes an encapsulated, concentrated nutritional supplement product, a chewable version of the encapsulated product, and a low calorie powdered drink mix called Juice Plus+(TM) Lite. The main ingredients of the Juice Plus+(TM) product line are vegetable and fruit juices, fibers, plant enzymes, and food actives which are reduced to powder through a proprietary process and ordered on a purchase order basis from an unrelated supplier. The concentrates are then shipped to another unrelated manufacturer which has contracted with the Company to encapsulate the powder into Juice Plus+ capsules and prepare the chewable form of the capsules. A third unrelated manufacturer utilizes the powder to produce the Juice Plus+ Lite on a purchase order basis for the Company. In the event that any of the aforementioned manufacturers terminates its relationship with the Company for any reason, the Company will be forced to seek out alternative suppliers which the Company believes will be available. The Company obtained the rights to manufacture and distribute the Juice Plus+(TM) product line pursuant to a manufacturing and licensing agreement with an unrelated third party. This agreement provides the Company will pay a royalty fee from 1% to 5% of net sales revenues from the Juice Plus+(TM) products, depending upon the volume of such sales. Sales of the Juice Plus+(TM) product line constituted approximately 52% of the Company's revenues for the fiscal year ended April 30, 1996, compared with 40% of the Company's revenues for the fiscal year ended April 30, 1995 and 9% of the Company's revenues for the fiscal year ended April 30, 1994.

         Air Filtration Systems.

         The Company sells six different types of air filtration systems which systems are designed to remove a variety of airborne contaminants including smoke, pollen and dust. The Company sells three basic models which are suitable for home or office use, the portable Models 1200 Personal Filter, the 692 AH Personal

Filter with heat, and the Model 7100 Stationary Air System. The Company's Auto 600 Environmental Air System ("Auto 600") is designed for automobile use. The 1200 CS is designed for use in any area where hospital grade appliances are required. The Company sells one commercial unit, the Model 9100, to NSA for resale in the United States. Sales of these air filtration systems constituted approximately 13% of the Company's revenues for the fiscal year ended April 30, 1996, compared with 17% of the Company's revenues for the fiscal year ended April 30, 1995 and 27% of the Company's revenues for fiscal year ended April 30, 1994. The Company's air and water filtration systems and the Sparkling Water System are manufactured for the Company by a third party pursuant to a five year manufacturing agreement which has approximately four years remaining in its term. In the event that the aforementioned manufacturer terminates its relationship with the Company for any reason, the Company will be forced to seek out alternative suppliers which the Company believes will be available.

         Water Filtration Products.

         The Company's water filtration product line includes nine water filtration systems and one water cooler model which are designed to remove chlorine from, and improve the taste, odor and clarity of, municipally treated water. Generally, the units utilize silver impregnated granular activated carbon to remove chlorine. Although most of these models are designed for use on municipally treated water, each model is designed for a specific application or water filtration problem. From May 1, 1993 through February 1, 1995, the Company manufactured a majority of its own water filtration products, however, certain water filtration products continued to be purchased from NSA. The cost of water filtration products sold by the Direct Selling Subsidiaries which were purchased from NSA was approximately $1,163,000 for the fiscal year ended April 30, 1996. See "Certain Relationships and Related Transactions." Sales of the water filtration products constituted approximately 14% of the Company's revenues for the fiscal year ended April 30, 1996 compared to 18% of the Company's revenues for the fiscal year ended April 30, 1995 and 30% of the Company's revenues for the fiscal year ended April 30, 1994.

         Sparkling Water System.

         The Company sells an in-home countertop carbonation appliance (the "Sparkling Water System") which discharges carbon dioxide contained in a refillable tank into liquids such as water. Sales of the Sparkling Water System constituted approximately 5% of the Company's revenues for the fiscal year ended April 30, 1996 compared to 8% of the Company's revenues for the fiscal year ended April 30, 1995 and 12% of the Company's revenues for the fiscal year ended April 30, 1994.

         Security Products.

         During fiscal 1994, the Company began marketing and selling its security product line in the European market initially through NSA UK. The Company's security product line includes a personal alarm, a bicycle alarm, a doorviewer, and the NSA Surestop. The personal security alarm sounds a siren when activated. The bicycle alarm attaches to the handlebars of a bicycle and once activated, emits a siren if the bicycle is moved before the alarm is deactivated. The doorviewer is designed to be inserted in almost any door and provides 200# field of vision on the other side of the door. The NSA Surestop is attached to the bottom of any door and is designed to prevent forced entry through the door. Sales of the Company's security products were expanded into all of the European Direct Selling Subsidiaries during fiscal 1995 and constituted approximately 5% of the Company's revenues for the fiscal year ended April 30, 1996 compared to 8% of the Company's revenues for the fiscal years ended April 30, 1994 and 1995. The security products are manufactured exclusively for the Company by unrelated manufacturers located in the Far East on a purchase order basis.

Direct Selling Marketing Plans.

         Pursuant to the Master Distributor program, the Company intends to transfer the operations of the Direct Selling Subsidiaries to independent Master Distributors. Prior to completion of the Master Distributor

Program, however, the Company and the Direct Selling Subsidiaries will continue to sell the Company's products utilizing the Company's existing marketing plans. The Company's marketing plans vary slightly from country to country in order to comply with the laws, rules or regulations of individual countries regarding multi-level marketing systems. Basically, however, pursuant to multi-level marketing plans, the Direct Selling Subsidiaries distribute the Company's products to consumers through a network of distributors and dealers located in each country where the Direct Selling Subsidiaries have operations. Distributors and dealers are independent contractors, not employees of the Direct Selling Subsidiaries. Distributors and dealers sell products directly to consumers primarily through individual in-home demonstrations and trial use. Generally speaking, an individual becomes a dealer by the execution of an application and the payment of a small processing fee. As a dealer, the individual is authorized to retail the products they purchase from the Company or its distributors. An individual becomes a distributor by attaining a specific level of sales activity over a specific time period. Distributors may purchase products, at wholesale, directly from the Direct Selling Subsidiaries for resale to dealers or directly to consumers. The Direct Selling Subsidiaries and certain distributors hold training and orientation seminars throughout their respective countries. The Direct Selling Subsidiaries depend on their existing distributors and dealers to identify, sponsor and train new dealers. Specifically, new dealers are brought into the multi-level distribution networks by existing distributors and dealers. In turn, these new dealers are encouraged to identify other new dealers. Existing distributors benefit from the sponsorship of new dealers in that the sponsoring distributor receives a percentage commission on the products purchased for resale by those individuals sponsored directly by the distributor, as well as commissions on the products purchased by those distributors or dealers sponsored by such individuals. The commissions vary depending upon the level of sales activity attained by a distributor and the individuals such distributor has sponsored. Upon the completion of the Master Distributor program, the Company will no longer be involved directly in multi-level marketing and each Master Distributor will be responsible for insuring that such Master Distributor's marketing plan complies with all applicable laws.

Inventory and Backlog.

         The Company maintains significant inventory volumes and has no backlog due to the fact that it attempts to fill dealer, distributor or Master Distributor orders within two (2) business days of the date on which the order was placed. The Company's sales return policy varies from country to country as a result of governmental regulations. Provision for estimated sales returns is recorded based on historical return rates and current business conditions. The Company provides a three (3) year warranty on all of its products other than the Juice Plus+(TM) product line which has more limited warranties, depending on the product. Costs related to the warranty have been insignificant.

Management Agreement with NSA.

         Pursuant to a written management agreement, NSA provides management, consulting and advisory services to the Company and its subsidiaries relating to accounting, data processing, legal and regulatory compliance, general management, administration of benefits, contract and lease negotiations, and other such matters for which the Company or its subsidiaries request assistance. In consideration for these services, the Company and its subsidiaries reimburse NSA for the costs incurred by NSA in rendering such services. Such costs include, but are not limited to, travel expenses, long distance telephone charges, facsimile charges, overnight express charges and a portion of the compensation of any employee of NSA who renders services to the Company and/or its subsidiaries. The total amount paid by the Company to NSA for management fees in 1996 was approximately $1,598,000. See "CONSOLIDATED FINANCIAL STATEMENTS." The management agreement is renewable annually and may be terminated by either party thereto by giving written notice to the other party.

Reliance Upon a Single Customer

         Sales to NSA constituted approximately 16% of the Company's revenues for the fiscal year ended April 30, 1996. The loss of NSA as a customer would have a material adverse effect on the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Competition.

         The products distributed by the Company are sold in highly competitive markets. Competitive products are sold by both retail sellers and other multi-level and direct selling organizations. In addition to competition relating to the products, the Direct Selling Subsidiaries are subject to intense competition in the identification, sponsorship, and training of distributors and dealers from other multi-level direct selling organizations, whose specific product lines may or may not compete with the products distributed by the Company.

Patents and Trademarks.

         The Company owns four domestic patents, which relate to the production of the Sparkling Water System. The Company has one registered trademark, "Juice Plus+(TM)," and no trademark applications pending. The Company is also licensed to use the trademarks "NSA" and "Let's Get Fizzical," relating to the air and water filtration products and the Sparkling Water System, respectively, from NSA.

Regulation.

         The Direct Selling Subsidiaries and Master Distributors are subject to the laws and regulations in their respective countries relating to the marketing, content, labeling and packaging of their products; the operation of their sales programs; and the sales, advertising, and recruiting practices of their distributors and dealers. Numerous foreign governmental authorities regulate the Direct Selling Subsidiaries and Master Distributors' selling activities in their respective jurisdictions through complex regulatory schemes which are subject to constant change. Regulatory agencies have occasionally asked the Direct Selling Subsidiaries to supply information regarding the products that they distribute or their respective sales plans. Although management believes that its products, sales materials, and sales plans are in substantial compliance with applicable laws and regulations, these laws and regulations are subject to change and interpretation which could adversely affect the Direct Selling Subsidiaries' operations or affect the Master Distributors' operations which could adversely affect the Company.

Environmental.

         In connection with its manufacturing operations, the Company was subject to various federal, state, and local regulations regarding the discharge of materials into the environment. Management believes that the Company operated in substantial compliance with such provisions, and the Company's compliance with these provisions did not have a material impact upon the capital expenditures, earnings or competitive position of the Company.

Employees.

         At April 30, 1996, the Company had approximately 260 employees. None of the Company's employees is represented by a labor union or collective bargaining unit. The Company considers relations with its employees to be satisfactory. Distributors and Dealers are independent contractors of the Direct Selling Subsidiaries and not employees of the Company.

Financial Information About Foreign and Domestic Operations and Export Sales.

         For Geographic Segment Financial Information as to the Company's operations see Note 8 in the Notes to Consolidated Financial Statements included in Item 8.

Item 2.  Properties.

         NSA Canada currently leases, in the aggregate, approximately 1,400 square feet of such leased space located in Ville St. Laurent, Quebec. NSA UK leases approximately 12,800 square feet of office space in

Maidenhead, Berkshire, England. The NSA UK leases are guaranteed by NSA. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." NSA Germany leases approximately 663 square meters of office space in Didenberg-Hoffheim, Germany. NSA Belgium leases approximately 378 square meters of office space in Zaventem, Belgium. NSA Netherlands leases approximately 700 square meters of office space in the Netherlands. NSA Switzerland leases approximately 160 square meters of office space in Basel, Switzerland. NSA France leases approximately 504 square meters of office space in Nanterre, France. NSA Italy leases approximately 530 square meters of office space in Milan, Italy. Neither the Company nor any of its subsidiaries own any real estate. The Company believes that its properties are suitable and adequate for the Company's present and future needs. In the event any of these leases are terminated, the Company anticipates that it will be able to locate and lease other premises without a material adverse effect to the operations of the Company.

Item 3.  Legal Proceedings.

         The Company is party to various claims and matters of litigation that arise in the normal course of its business. Management of the Company believes the resolution of these matters will not have a material adverse effect on the results of operations or the financial condition of the Company.

         On February 12, 1993, a complaint for injunctive relief and damages was filed against the Company's affiliate, NSA, and Messrs. A. Jay Martin, L.F. Swords and George R. Poteet, individually, in the United States District Court for the Northern District of California. The Company is not named as a party to this lawsuit. The named plaintiffs are seeking relief on behalf of themselves and for an alleged class of persons who participated or attempted to participate in NSA's multi-level marketing plan from February 13, 1989 to the present. The complaint alleges that the NSA multi-level marketing plan constitutes an unlawful pyramid scheme and the sale of unregistered securities made through the use of allegedly untrue, inaccurate and misleading statements of material facts. It further alleges that the NSA marketing plan was promoted utilizing fraudulent activities, unfair business practices and false advertising. NSA and the individual defendants answered denying the allegations. During a hearing on October 1, 1993, motions regarding the certification of the alleged class were argued before the court. On April 5, 1994, the case was moved to the Federal District Court for the Western District of Tennessee. The magistrate judge assigned to the case has recommended certification of the class. NSA has filed exceptions to the report. The District Court has not issued its ruling on the certification issue.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                Price Range of Common Stock and Dividend Policy

         The Company's Common Stock is quoted and traded on The Nasdaq Stock Market under the symbol "NSAI." The following table sets out the high and low sales prices for the Common Stock as reported on The Nasdaq Stock Market for the periods indicated.


                                                                             HIGH    LOW
                                                                             ----    ---

         FISCAL 1996
         First Quarter    ..........................................         4 5/8   3 5/8
         Second Quarter   ..........................................         4 1/8   3
         Third Quarter    ..........................................         3 3/4   1 1/2


         Fourth Quarter   ..........................................         3 7/8   2 1/8

         FISCAL 1995

         First Quarter    ..........................................          5 3/4  4 1/2
         Second Quarter   ..........................................          5 1/4  4 1/2
         Third Quarter    ..........................................          5 1/4  4 1/2
         Fourth Quarter   ..........................................          3 3/4  3

         On July 24, 1996 the last reported sales price of The Common Stock on The Nasdaq Stock Market was $3.50 per share. As of July 24, 1996, the Company had approximately 1,000 shareholders of record.

         The Company's dividend policy will depend on its earnings, financial condition, and other factors deemed relevant by the Board of Directors. The Board of Directors has never declared dividends on the Common Stock and does not anticipate declaring cash dividends on the Common Stock in the foreseeable future. The Board of Directors presently intends to retain future earnings, if any, to finance the growth of the Company's business.

Item 6.  Selected Financial Data.

         The selected historical consolidated financial data set forth below for the fiscal years ended April 30, 1996, 1995, 1994, 1993, and 1992 have been derived from the consolidated financial statements of the Company for those years. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and other financial data included elsewhere herein.

Income Statement Data:

(In thousands, except for per share

data)                                                          For the Years Ended April
                                         -----------------------------------------------------------------------
                                             1996           1995           1994           1993          1991
                                         (Historical)   (Historical)   (Historical)   (Historical)  (Historical)
                                         ------------   ------------   ------------   ------------  ------------
Net revenues                               $73,150        $108,689      $112,531        $95,702       $163,615
Costs and expenses                          83,963         114,191       115,837         98,635        150,323
                                           -------        --------      --------        -------       --------


Income (loss) before taxes and
  minority interest and cumulative
  effect of change in accounting
  principle                                (10,813)          (5,502)      (3,306)      (2,933)       13,292
Provision (benefit) for income taxes          (103)            (761)        (892)        (744)        6,203
                                          --------        ---------     --------     --------     --------
Net income (loss) before minority
  interest and cumulative effect of
  change in accounting principle           (10,709)          (4,741)      (2,414)      (2,189)        7,089
Minority interest in (income) loss of
  consolidated subsidiaries                                                                21        (1,539)

Cumulative effect of change
  in accounting principles                                                   264
                                          --------          -------      -------    ---------     ---------
Net income (loss)                         $(10,709)         $(4,741)     $(2,150)   $  (2,168)    $   5,550
                                          ========          =======      ========   ==========    =========
Earnings (loss) per common share:
  Before cumulative effect of change in
    accounting principle                  $  (2.20)         $ (.98)      $  (.49)   $     (65)    $    2.48
  Cumulative effect of change in
    accounting principle                                                     .05
                                          --------          ------       -------     --------     ---------
Net Income (loss) per common share        $  (2.20)         $ (.98)         (.44)    $   (.65)    $    2.48
                                          ========          ======       =======     ========     =========

Weighted average number of common
  shares outstanding                         4,858          4,858       4,858        3,338           2,234

Balance Sheet Data (at period end):

(In thousands)

  Total assets                             $31,274        $44,643     $55,138      $63,688         $50,831
  Note payable to bank                         -0-            -0-         -0-        2,800           3,800
  Current maturities of long term debt         -0-            -0-       1,006          -0-             -0-
  Amounts due to NSA, Inc.                   7,900          9,310      12,512       14,626          11,642
  Long-term debt less current maturities       -0-            -0-         334          -0-             -0-
  Total Shareholders' equity (deficit)      10,206         20,917      25,660       27,815           8,857


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the discussion of the Company's business and other detailed information appearing elsewhere herein. All information is based on the Company's fiscal years ended April 30.

Results of Operations

Net Revenues


                                                           Fiscal Year
                                         ----------------------------------------------
                                            1996         Change       1995       Change        1994
                                            ----         ------       ----       ------        ----

                                                       (Dollars in thousands)

 Net Revenues                               $ $73,150    (32.70)%    $108,689     (3.41)%      $112,531

 Costs and Expenses                            83,963    (26.47)%     114,191     (1.42)%       115,837

 Percentage of Net Revenues                    114.78%                 105.06%                   102.94%

 Net Loss                                   $ (10,709)                $(4,741)                  $(2,150)

 Loss Per Share Before                      $   (2.20)                $  (.98)                  $  (.49)
 Cumulative Effect of Change in
 Accounting Principle

 Loss Per Share                             $   (2.20)                $  (.98)                  $  (.44)


         The decline in 1996 net revenues resulted from decreases in the Company's Direct Selling Subsidiaries' revenues. The Direct Selling Subsidiaries' revenue declines are attributed to a number of factors including;
(i) adverse publicity in certain of the European markets aimed at multilevel sales organizations in general and/or in certain instances the Company or its products and (ii) continued adverse reaction to the Vitacron settlement and to certain changes made in the German Marketing Plan in connection with the settlement. The decline in 1995 net revenues reflects decreases in revenues by NSA Mexico of approximately $4.9 million and by NSA Polymers of approximately $6 million. This decline was partially offset by additional revenues generated by the Company's expansion of direct selling operations into France and Italy, European product introductions, and sales to the Company's distributor for the Far East.

         As a result of these declining revenues, the Company is in the process of changing its sales and distribution operations. These changes have resulted in the sale of the Canadian Direct Selling operations on April 30, 1996. Furthermore, the Company has entered into a letter of intent to sell its Direct Selling operations in the United Kingdom, Ireland, Holland, and Belgium and another letter of intent to sell its German and Switzerland Direct Selling operations and the rights to Austria. Thus, the Company is replacing its current sales and distribution operations with third party licensing agreements.

         The Company will continue to sell products to these Master Distributors, receive royalties and reimbursement for certain administrative services. Company's management anticipates that the Master Distributor program will allow the Company to more effectively expand existing markets and open new markets more efficiently. The success of this strategy is dependent on the success of the Company's new Master Distributors and the Company's ability to attract other Master Distributors for new markets.

Costs and Expenses

                                                                    Fiscal Year
                                          ----------------------------------------------------------
                                          1996        Change       1995       Change        1994
                                          ----        ------       ----       ------        ----

                                                          (Dollars in thousands)


 Dealer/Distributor Commissions           $28,082    (38.35)%     $45,553      (4.73)%      $47,812
   and Allowances

 Percentage of Net Revenues                38.39%                  41.91%                    42.49%

 Cost of Products Sold                    $28,385    (24.77)%     $37,732        8.15%      $34,888

 Percentage of Net Revenues                38.80%                  34.72%                    31.00%


         The 1996 decrease in dealer/distributor commissions and allowances resulted primarily from the decrease in the Direct Selling Subsidiaries' revenues. The 1995 decrease resulted from modification of the Company's marketing plan which reduced certain commissions.

         The 1996 and 1995 cost of products sold, as a percentage of net revenues, increased as a result of the continued change in the Company's sale mix toward lower margin sales. Additionally, the Company's costs of goods sold reflect increased reserves for excess and obsolete inventories in 1996 and 1995 of $1 million and $1.8 million, respectively.

                                                               Fiscal Year
                                         ---------------------------------------------------------
                                          1996        Change       1995      Change        1994
                                          ----        ------       ----      ------        ----

                                                          (Dollars in thousands)

 Operating Expenses                       $26,664    (11.86)%     $30,252     (.78)%       $30,491

 Percentage of Net Revenues                36.45%                  27.83%                   27.10%

         The decrease in the 1996 operating expenses resulted from the institution of cost and expense controls and the 1995 fourth quarter sale of the Company's manufacturing subsidiary. This decrease was partially offset by an $1,000,000 charge representing the present value of excess future rent expense over sublease income of the Company's United Kingdom Direct Selling Subsidiary.

                                                                Fiscal Year
                                         ----------------------------------------------------------
                                          1996        Change       1995       Change        1994
                                          ----        ------       ----       ------        ----

                                                          (Dollars in thousands)


 Interest Income                             $758      61.97%        $468     (48.40%)         $907

 Interest Expense                               3    (94.55%)          55     (45.54%)          101


         The 1996 increase in interest income reflects interest earned on notes receivable from the sale of the manufacturing operation. The fiscal 1995 decrease in interest income reflects lower average balances of cash and cash equivalents and short term investments.

         The decrease in the 1996 and 1995 interest expense resulted from debt retirement.


                                                                Fiscal Year
                                         ---------------------------------------------------------
                                          1996        Change       1995       Change        1994
                                          ----        ------       ----       ------        ----

                                                          (Dollars in thousands)


 Licensing and Management Fees             $1,598     (35.4)%      $2,472     (19.82%)       $3,083
   to NSA, Inc.

 Percentage of Net Revenues                 2.18%                   2.28%                     2.74%


         The 1996 management fee decrease arose due to the sale of the Company's manufacturing subsidiary and the closing of NSA Mexico, which reduced the administrative cost paid to NSA. The decrease in the 1995 management fees resulted from a reduction in administrative costs paid to NSA as a result of the Company's sale of its domestic direct selling operations.


                                                                      Fiscal Year
                                             -----------------------------------------------------------
                                              1996                     1995                        1994
                                              ----                     ----                        ----
                                                              (Dollars in thousands)

 Other Income (Expense), Net                  $11                     $2,405                      $(369)

 Percentage of Net Revenues                   .02%                     2.21%                       .33%


         The decrease in the other income (expense) for 1996 resulted from reduced foreign currency translation gain of approximately $170,000 in 1996 versus $1,220,000 in 1995. The remaining amount of the 1996 decrease is attributed to an approximate $300,000 loss in the Company's hedging program verses an approximated gain in the 1995 hedging program of $1,090,000.

 Restructuring Costs                                                  Fiscal Year
                                            -------------------------------------------------------------
                                              1996                     1995                        1994
                                              ----                     ----                        ----
                                                              (Dollars in thousands)
 Restructuring Costs                          $-0-                    $1,000                       $-0-

 Percentage of Net Revenues                   N/A                      .92%                         N/A




         In 1995, the Company charged $1,000,000 for expenses to be incurred in the closing of the Company's Mexican Direct Selling Subsidiary.

 Benefit for Income Taxes                                               Fiscal Year
                                                ---------------------------------------------------------
                                                  1996                    1995                     1994
                                                  ----                    ----                     ----
                                                                 (Dollars in thousands)
 Benefit for Income Taxes                         $103                    $761                     $892

 Effective Tax Rate                               .95%                   13.83%                   26.98%



         The 1996 effective tax rate reflects the inability to utilize operating losses of certain Direct Selling Subsidiaries to offset income of other Direct Selling Subsidiaries. The effective tax rate for fiscal 1995 is lower than fiscal 1994 due principally to initial losses incurred by the Company's market expansions into France and Italy, for which the Company was not able to recognize a tax benefit.

         As of April 30, 1996, the Company has approximately $16.3 million of net operating loss carryforwards which can be used to reduce future income tax expense of certain subsidiaries.

         The 1996 management fee decrease from the sale of the Company's manufacturing subsidiary and the closing of NSA Mexico which reduced the administrative cost paid to NSA. The decrease in the 1995 management fees where a reduction in administrative cost paid to NSA as a result of the Company's sale of its domestic direct selling operations.


 Cumulative Effect of Change in Accounting Principle
                                                                        Fiscal Year
                                                 -------------------------------------------------------
                                                  1996                    1995                     1994
                                                  ----                    ----                     ----
                                                                 (Dollars in thousands)

 Cumulative Effect of Change in                   $-0-                    $-0-                     $264
   Accounting Principle



         On May 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109. The cumulative effect of adopting SFAS No. 109 resulted in the above increase in income for 1994.

 Net Loss                                                               Fiscal Year
                                                 --------------------------------------------------------
                                                   1996                   1995                     1994
                                                   ----                   ----                     ----
                                                                 (Dollars in thousands)

 Net Loss                                        $(10,709)              $(4,741)                 $(2,150)

 Loss Per Share                                  $  (2.20)              $  (.98)                 $  (.44)


         The 1996 net loss primarily reflects the Company's fixed direct selling operating costs and expenses which exceed its gross margin as a result of decreased revenues.

         The 1995 net loss primarily reflects the $2.4 million loss by NSA Mexico, which includes the $1 million in restructuring costs, and the $1.3 million loss in the Company's manufacturing subsidiary.

         The continued investment in product diversification, European market expansion and administrative restructure resulted in a net loss for 1994.

Future Outlook

         The Company is aggressively changing its operational philosophy as a result of its continued net losses and revenue declines. These changes primarily result in the replacement of its current sales and distribution operations with third party licensees called Master Distributors.

         On April 30, 1996, the Company sold its Canadian direct selling operations. In June 1996, the Company entered into a letter of intent to sell the Germany and Switzerland direct selling operations and rights to Austria, and a letter of intent to sell the direct selling operations in the United Kingdom, Ireland, Belgium, and Holland. All of these transactions have or will result in Master Distributors. These Master Distributors will purchase product, pay royalties, and, in certain distributorships, purchase administrative services from the Company.

         Management anticipates that the Master Distributor program will allow the Company to expand existing markets and expand into new markets more quickly and economically. Currently, the Company is in negotiations with possible Master Distributors in several new markets.

         The Company's management believes that the transfer of its sales and distributorship operations to Master Distributors will provide the Company with long term favorable effects on its operating results. Although the ultimate effect of these changes cannot be determined, there could be continued adverse short-term results in operations caused by this change.

 Liquidity and Capital Resources                                 Fiscal Year Ended April 30
 -------------------------------               -----------------------------------------------------------
                                                  1996                    1995                     1994
                                                  ----                    ----                     ----
                                                                 (Dollars in thousands)

 Cash and Cash Equivalents                     $8,755                    $15,603                 $20,081

 Short-term Investments                            13                        521                     475

 Working Capital                               11,323                     13,126                  17,100

 Cash Provided (Used) by Operating
 Activities                                    (6,855)                    (4,004)                   (684)

 Cash Provided (Used) by Investing
 Activities                                       495                     (1,119)                 11,041


 Cash Provided (Used) by Financing
 Activities                                      (489)                       645                  (5,567)


         The Company has sufficient cash on-hand to finance current operations, and does not anticipate requiring additional funding in excess of the current cash balances and cash flow generated from operations. If required, management believes additional funding will be available from financial institutions or NSA at satisfactory terms.

Item 8.  Financial Statements and Supplementary Data.

NSA International, Inc. and Subsidiaries:


         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of April 30, 1996 and 1995

         Consolidated Statements of Operations for the Years ended April 30, 1996, 1995, and 1994

         Consolidated Statements of Shareholders' Equity for the Years ended April 30, 1996, 1995, and 1994

         Consolidated Statements of Cash Flows for the Years ended April 30, 1996, 1995, and 1994

         Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of NSA International, Inc.

We have audited the accompanying consolidated balance sheets of NSA International, Inc. and Subsidiaries (the "Company") as of April 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the financial statements, the Company is party to a significant number of transactions with National Safety Associates, Inc. ("NSA, Inc."), the shareholders of which own a majority of the Company's common stock.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NSA International, Inc. and Subsidiaries as of April 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the financial statements, in fiscal 1994 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



Memphis, Tennessee

July 19, 1996

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
APRIL 30, 1996 AND 1995

- ------------------------------------------------------------------------------------------------------------------
                                                                                          1996            1995
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                           $ 8,754,770     $15,603,316
  Short-term investments                                                                   13,047         521,345
  Receivables, net                                                                      1,839,493       2,024,956
  Refundable income taxes                                                                 729,545       3,054,484
  Inventories, net                                                                     10,233,158      12,830,628
  Defed income taxes                                                                      322,000         148,000
  Notes receivable - short-term                                                           125,000         500,000
  Other current assets                                                                  1,093,442       1,766,798
                                                                                      -----------     -----------
          Total current assets                                                         23,110,455      36,449,527

PROPERTY AND EQUIPMENT, At cost:
  Leasehold improvements                                                                  579,618         372,662
  Manufacturing equipment                                                                 678,800         714,755
  Office furniture and equipment                                                        2,693,847       3,131,918
  Transportation equipment                                                                124,765         215,761
  Data processing equipment                                                             2,148,027       2,244,194
                                                                                      -----------     -----------
          Total                                                                         6,225,057       6,679,290
  Less accumulated depreciation and amortization                                       (3,347,843)     (3,089,044)
                                                                                      -----------     -----------
          Property and equipment, net                                                   2,877,214       3,590,246

NOTES RECEIVABLE - LONG-TERM                                                            4,615,495       4,000,000

OTHER ASSETS                                                                              670,827         603,999
                                                                                      -----------     -----------
TOTAL ASSETS                                                                          $31,273,991     $44,643,772
                                                                                       ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Amounts due to NSA, Inc.                                                            $   923,150     $ 9,310,467
  Accounts payable, trade                                                               2,556,531       2,365,016
  Accrued sales commissions and allowances                                                771,868       1,448,432
  Accrued compensation and expenses                                                     4,724,392       6,416,241
  Accrued sales returns                                                                 1,196,142       1,785,608
  Advance payments by dealers/distributors                                                105,079         379,396
  Income taxes payable                                                                  1,068,596       1,256,135
  Other current liabilities                                                               441,300         361,873
                                                                                      -----------     -----------
          Total current liabilities                                                    11,787,058      23,323,168

AMOUNTS DUE TO NSA, INC.                                                                7,900,000

DEFED INCOME TAXES                                                                        322,000         345,000

OTHER LIABILITIES                                                                       1,058,662          58,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, .05 par value, 100,000,000 shares authorized, 4,858,156
    shares issued and outstanding                                                         242,908         242,908
  Additional paid-in capital                                                           21,196,430      21,197,616
  Deficit                                                                             (11,233,067)       (523,582)
                                                                                      -----------     -----------
          Total shareholders' equity                                                   10,206,271      20,916,942
                                                                                      -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $31,273,991     $44,643,772
                                                                                      ===========     ===========

See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1996, 1995, AND 1994

- ---------------------------------------------------------------------------------------------------------------------------
                                                                            1996              1995            1994
NET REVENUES:
  Net sales                                                            $ 70,831,868       $105,977,808     $108,642,556
  Dealer fee income                                                       2,268,178          2,635,405        3,739,917
  Revolving credit fee income                                                50,286             75,449          148,559
                                                                       ------------       ------------     ------------
          Total                                                          73,150,332        108,688,662      112,531,032

COSTS AND EXPENSES:
  Dealer/distributor commissions and allowances                         (28,082,083)       (45,553,564)     (47,812,268)
  Cost of products sold                                                 (28,385,494)       (37,732,481)     (34,888,399)
  Operating expenses                                                    (26,663,852)       (30,251,635)     (30,491,152)
  Licensing and management fees to NSA, Inc.                             (1,597,737)        (2,471,986)      (3,082,888)
  Restructuring costs                                                                       (1,000,000)
  Interest income                                                           758,216            468,270          906,957
  Interest expense                                                           (3,381)           (55,197)        (100,401)
  Other income (expense), net                                                11,514          2,405,466         (369,088)
                                                                       ------------       ------------     ------------
          Total                                                         (83,962,817)      (114,191,127)    (115,837,239)
                                                                       ------------       ------------     ------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              (10,812,485)        (5,502,465)      (3,306,207)

INCOME TAX BENEFIT                                                          103,000            761,000          892,000
                                                                       ------------       ------------     ------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                  (10,709,485)        (4,741,465)      (2,414,207)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                                                     264,000
                                                                       ------------       ------------     ------------
NET LOSS                                                               $(10,709,485)       $(4,741,465)     $(2,150,207)
                                                                       ============        ===========      ===========
LOSS PER COMMON SHARE:
  Before cumulative effect of change in accounting principle           $      (2.20)       $     (0.98)     $     (0.49)
  Cumulative effect of change in accounting principle                                                              0.05
                                                                       ------------       ------------     ------------
          Net loss                                                     $      (2.20)       $     (0.98)     $     (0.44)
                                                                       ============        ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                      4,858,156          4,858,270        4,858,523
                                                                       ============        ===========      ===========
TRANSACTIONS WITH NSA, INC. INCLUDED
  IN THE ABOVE:
    Net sales to NSA, Inc.                                             $ 11,588,030        $ 9,301,000      $ 7,152,000
    Cost of products sold (purchased from NSA, Inc.)                      1,162,501          3,180,102        4,713,000



See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED APRIL 30, 1996, 1995, AND 1994


- -----------------------------------------------------------------------------------------------------------------------
                                                      Common Stock
                                                 ----------------------       Additional       Retained
                                                 Number of                     Paid-in         Earnings
                                                  Shares        Amount         Capital         (Deficit)          Total
BALANCES AT APRIL 30, 1993                       4,858,556     $242,928     $21,203,908     $  6,368,090      $27,814,926
  Repurchase of common stock warrants                                            (3,762)                           (3,762)
  Repurchase and retirement of common stock           (100)          (5)           (395)                             (400)
  Net loss                                                                                    (2,150,207)      (2,150,207)
                                                 ---------     --------     -----------     ------------      -----------
BALANCES AT APRIL 30, 1994                       4,858,456      242,923      21,199,751        4,217,883       25,660,557
  Repurchase of common stock warrants                                            (1,750)                           (1,750)
  Repurchase and retirement of common stock           (300)         (15)           (385)                             (400)
  Net loss                                                                                    (4,741,465)      (4,741,465)
                                                 ---------     --------     -----------     ------------      -----------
BALANCES AT APRIL 30, 1995                       4,858,156      242,908      21,197,616         (523,582)      20,916,942
  Repurchase of common stock warrants                                            (1,186)                           (1,186)
  Net loss                                                                                   (10,709,485)     (10,709,485)
                                                 ---------     --------     -----------     ------------      -----------
BALANCES AT APRIL 30, 1996                       4,858,156     $242,908     $21,196,430     $(11,233,067)     $10,206,271
                                                 =========     ========     ===========     ============      ===========


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1996, 1995, AND 1994

- -------------------------------------------------------------------------------------------------------------------------------
                                                                                        1996            1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(10,709,485)    $(4,741,465)    $(2,150,207)
  Adjustments to reconcile net loss to net cash used by operations:
    Restructuring costs                                                                               1,000,000
    Depreciation and amortization                                                       977,014       1,582,632       1,746,500
    Loss on sales of educational products and property and equipment                    132,401         134,813           6,423
    (Gain) loss on sale of short-term investments                                        (6,902)         16,215          49,526
    Cumulative effect of change in accounting principle                                                                (264,000)
    Change in defed income taxes                                                       (197,000)        903,000           6,000
  Changes in assets and liabilities, net of the effects of the sale of substantially all assets of National Safety Associates, Ltd.
    (NSA Canada) and NSA Polymers, Inc.:
      Receivables, net                                                                  187,528        (638,816)      2,981,983
      Inventories                                                                     2,005,948       1,203,176        (889,282)
      Other assets                                                                      579,316        (794,919)        940,067
      Accounts payable, trade                                                           191,515         (48,218)     (1,624,975)
      Accrued sales returns                                                            (589,466)     (1,792,864)       (496,772)
      Advance payments by dealers/distributors                                         (274,317)       (177,875)        557,271
      Accrued expenses, other                                                        (2,368,413)        254,451       1,500,049
      Income taxes payable and refundable                                             2,137,400        (878,349)       (247,000)
      Other current liabilities                                                          79,427         (25,656)     (2,800,255)
      Other liabilities                                                               1,000,000
                                                                                   ------------     -----------     -----------
            Net cash used by operating activities                                    (6,855,034)     (4,003,875)       (684,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                                                                 (3,050,545)     (8,910,315)
  Proceeds from sale of short-term investments                                          515,200       3,004,200      21,808,988
  Purchase of property and equipment                                                   (532,941)     (1,611,935)     (1,912,021)
  Proceeds from sale of property and equipment                                           12,732          39,600          54,532
  Proceeds from principal payments on notes receivable                                  500,000
  Proceeds from the sale of substantially all assets of NSA Polymers, Inc.                              500,000
                                                                                   ------------     -----------     -----------
            Net cash provided (used) by investing activities                            494,991      (1,118,680)     11,041,184

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable to bank                                                                         (2,800,000)
  Repurchase of common stock and warrants                                                (1,186)         (2,150)         (4,162)
  Advances from (to) NSA, Inc.                                                         (487,317)        894,522      (2,113,603)
  Principal payments on long-term debt                                                                 (247,864)       (648,999)
                                                                                   ------------     -----------     -----------
            Net cash provided (used) by financing activities                           (488,503)        644,508      (5,566,764)
                                                                                   ------------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (6,848,546)     (4,478,047)      4,789,748

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         15,603,316      20,081,363      15,291,615
                                                                                   ------------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                             $  8,754,770     $15,603,316     $20,081,363
                                                                                   ============     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                    $      3,381     $    55,000     $   100,401
  Income taxes refunded, net                                                          2,045,400         340,000         651,000


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
  See discussion of 1996, 1995, and 1994 non cash financing activities at Note 3.


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996, 1995, AND 1994
- --------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS - The Company markets products which include air and water filtration products, an in-home carbonation appliance, and a line of nutritional supplement products. The products are distributed through the Company's direct multi-level marketing network outside the United States and through NSA, Inc.'s United States direct multi-level marketing network.

         BASIS OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS - Certificates of deposit and other debt instruments with a maturity of three months or less from the date of purchase are considered to be cash equivalents.

         SHORT-TERM INVESTMENTS - Short-term investments consist of certificates of deposit, municipal bonds, and corporate bonds which are classified as trading securities. The investments are stated at market.

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents, short-term investments, foreign exchange forward contracts, and receivables. Substantially all of cash and cash equivalents were deposited with major banks covered with only a nominal amount of government provided insurance. Short-term investments are limited to investment grade bonds or to certificates of deposit with major banks. The counterparties to foreign exchange forward contracts are limited to major commodity exchanges. The Company continually evaluates the financial viability and reputation of each financial institution and exchange. Regarding receivables, management believes credit risk beyond that already provided for is limited due to a large customer base and geographic dispersion.

         INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out basis) or market and consisted of the following at April 30, 1996 and 1995:

                                                                                   1996                1995

          Raw materials                                                        $ 5,850,158         $ 6,122,208
          Finished goods                                                         6,733,874           8,218,954
          Accessories                                                            1,933,995           2,814,019
                                                                               -----------         -----------
                    Total at cost                                               14,518,027          17,155,181
          Reserve for excess and obsolete inventories                           (4,284,869)         (4,324,553)
                                                                               -----------         -----------

                    Inventories, net                                           $10,233,158         $12,830,628
                                                                               ===========         ===========

      PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation of property and equipment is principally computed by the straight-line method over the estimated useful lives of the assets, which range as follows:

        Office furniture and equipment                        2 to 7 years
        Leasehold improvements                                3 to 30 years
        Manufacturing equipment                               3 to 7 years
        Transportation equipment                              3 to 5 years
        Data processing equipment                             5 years

      Maintenance and repairs are charged to expense as incurred; major renewals are capitalized. Gains or losses on retirement or disposition are charged to income and respective costs and accumulated depreciation are eliminated.

      FOREIGN CURRENCY TRANSLATION AND FOREIGN EXCHANGE FORWARD CONTRACTS - The Company's functional currency is the U.S. dollar; therefore, the foreign subsidiaries remeasure monetary assets and liabilities at year-end exchange rates and inventory, property, equipment, and non-monetary assets and liabilities at historical rates. Income and expense accounts are translated at the exchange rates in effect on the day of the transaction, except for depreciation, which is translated at historical rates. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the U.S. dollar) are included in net income in the period incurred.

      In fiscal 1994, the Company adopted a policy to reduce the effects of fluctuations in foreign currency exchange rates associated with certain aspects of these investments, principally the monetary assets and liabilities of the Company's foreign subsidiaries, by buying or selling foreign exchange forward contracts in manners which will generally replicate the effects which would occur if related options had been purchased. The size of positions held vary based principally on the Company's net position of monetary assets and liabilities and on the duration and magnitude of the current foreign exchange trend in effect. Management believes this practice will partially hedge the effects of foreign currency fluctuations on the Company's financial statements, but of course cannot assure that this objective will be met. Fair values of the foreign exchange forward contracts are estimated using quoted market prices of these or comparable instruments; related gains and losses on these contracts, as well as the foreign exchange gains and losses resulting from translation of the financial statements of the Company's foreign subsidiaries, are recognized in other income or expense. Within the definitions contained in Statement of Financial Accounting Standards No. 119, management considers these contracts to be held for purposes other than trading.

      At April 30, 1996, the Company had foreign currency contracts to sell forward the dollar equivalent of $800,000 of pound sterling, Swiss franc, and deutsche mark, and to buy forward the dollar equivalent of $150,000 Canadian dollars. At April 30, 1995, the Company had foreign currency contracts to buy forward the dollar equivalent of $4,200,000 of pound sterling, Canadian dollar, Swiss franc, and deutsche mark. These contracts generally mature within one year and have aggregate unrealized gains of approximately $18,000 and $29,000 in 1996 and 1995, respectively, which were included in net income. Margin deposits made for these contracts total approximately $618,000 and $419,000 at April 30, 1996 and 1995, respectively, and are included in other current assets.

      The foreign currency translation gains (losses), net of the effects of foreign exchange forward transactions, for the years ended April 30, 1996, 1995, and 1994 totalled approximately $460,000, $2,310,000, and
      $(644,000), respectively.

      REVENUE RECOGNITION - Revenue and related dealer distributor commissions expenses are recognized from sales when a product is shipped. Provision for estimated sales returns is recorded based on historical returns rates and current business conditions.

      INCOME TAXES - Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

      LOSS PER SHARE - Loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding. No effect has been given to common stock equivalents as they have no dilutive effects.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATIONS - Certain amounts in the 1995 and 1994 financial statements have been reclassified to be consistent with the presentation of the 1996 financial statements.

2.    RECEIVABLES

      A majority of the Company's sales to its dealer/distributor network are made on a cash basis. The Company provides, as a convenience to its dealer/distributor network, revolving credit arrangements under which the retail customer or the dealer/distributor may finance the purchase of the Company's products. The Company's net receivable is comprised of the amount due from the retail customer or the dealer/distributor less any related amounts due to the dealer/distributor for commissions and allowances.

                                                                                 1996            1995
       Amounts due under revolving credit agreements                         $  467,214      $2,009,828
       Less amounts due to dealer/distributors                                 (164,608)       (353,806)
       Accounts receivable, trade                                             1,292,726       1,030,002
       Other accounts receivable                                                340,041          84,077
                                                                             ----------      ----------
                 Total                                                        1,935,373       2,770,101
       Less allowance for doubtful accounts                                     (95,880)       (745,145)
                                                                             ----------      ----------
                 Receivables, net                                            $1,839,493      $2,024,956
                                                                             ==========      ==========

      Accounts receivable, trade represents amounts due from customers of the Company's domestic subsidiaries. In 1996, the Company's U.K subsidiary changed its practice to directly write off certain returned receivables, rather than reserving for doubtful amounts. This change resulted in a $610,000 decrease in the allowance account.

3.    ACQUISITIONS, DISPOSALS, AND PRO FORMA INFORMATION

      As of the close of business on April 30, 1996, the Company sold certain inventories, fixed assets, and prepaid expenses of National Safety Associates, Ltd. (NSA Canada or the "Seller") to a group of investors (the "Buyer"), which included certain members of the Seller's management. In conjunction with the acquisition, the Buyer has assumed responsibility for future multi-level direct selling operations in Canada, with the Company continuing to sell certain goods at market prices and provide certain administrative and marketing support for a monthly fee. Consideration was received in the form of a note receivable totalling $740,495, which approximated the net book value of the assets sold. The note receivable bears interest at 8.25% per annum, is secured by liens on substantially all fixed assets, inventories, and accounts receivable of the Buyer, and is scheduled to be repaid as follows: 1998 - $100,000; 1999 - $100,000; 2000 - $150,000; 2001 - $200,000; and thereafter -
      $190,495.

      During June 1996, the Company obtained letters of intent to sell certain inventories, fixed assets, and prepaid expenses of its operations in Germany, Switzerland, Belgium, Holland, Austria, and the United Kingdom. Similar to the sale of certain Canadian assets, these expected dispositions, which management believes will be completed within the first six months of fiscal 1997, will obligate the buyers to assume responsibility for future multi- level direct selling operations in these countries.

      SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION (UNAUDITED) - As a result of the aforementioned disposals, the Company believes that the following pro forma financial information is important to enable the reader to obtain a meaningful understanding of the Company's results of operations. The pro forma financial statements are for informational purposes only to illustrate the estimated effects of the disposal of certain assets and operating responsibilities of Canadian operations and the expected disposals of the same for Germany, Switzerland, Belgium, Holland, Austria, and the United Kingdom on NSA International had they occurred as of May 1, 1995. Such pro forma financial statements may not necessarily reflect the future results of operations of NSA International or what the losses or results of operations of NSA International would have been had it disposed of these assets and operating responsibilities as of May 1, 1995.

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED APRIL 30, 1996 (UNAUDITED)
- -------------------------------------------------------------------------------

                                                                     Historical        Adjustments         Pro Forma
Net revenues                                                        $  73,150,332     $ 37,766,199 (a)    $ 35,384,133
                                                                    =============     ============        ============
Loss before income taxes                                            $(10,812,485)     $  5,888,404 (a)    $ (4,924,081)
Income tax benefit (expense)                                             103,000        (2,237,593)(b)      (2,134,593)
                                                                    ------------      ------------        ------------
          Net loss                                                  $(10,709,485)     $  3,650,811        $ (7,058,674)
                                                                    =============     ============        ============
Loss per common share (c)                                           $      (2.20)                         $      (1.45)
                                                                    =============                         ============

        The historical balance sheet presented below reflects the disposal of certain assets related to Canadian operations, as these were disposed of as of April 30, 1996. The following pro forma balance sheet is presented to show the financial condition of the Company at April 30, 1996 as if the disposals of certain assets of Germany, Switzerland, Belgium, Holland, Austria, and the United Kingdom had also occurred as of this date and as if the capital contribution made by NSA, Inc. on July 9, 1996 had occurred as of April 30, 1996 (see Note 7).

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
APRIL 30, 1996 (UNAUDITED)
- -------------------------------------------------------------------------------

                                                                    Historical      Adjustments           Pro Forma

Current assets                                                      $23,110,455       $  (191,217)(d)       $22,919,238
Long-term assets                                                      8,163,536           191,217 (d)         8,354,753
                                                                    ===========       ===========           ===========
          Total assets                                              $31,273,991       $         0            31,273,991
                                                                    ===========       ===========           ===========
Current liabilities                                                 $19,687,058       $(7,900,000)(e)        11,787,058
Non-current liabilities                                               1,380,662                               1,380,662
Shareholders' equity                                                 10,206,271         7,900,000 (e)        18,106,271
                                                                    -----------       -----------           -----------
          Total liabilities and
            shareholders' equity                                    $31,273,991       $         0            31,273,991
                                                                    ===========       ===========           ===========

      INTRODUCTION TO NOTES TO SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION - The following is a summary of adjustments reflected in the pro forma condensed consolidated balance sheet and statement of operations.

      NOTES TO SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION -

      (a) To eliminate the gross sales, cost of revenues, and commissions expense related to these disposals and to reinstate the sales and cost of sales from NSA International to these units, and to eliminate costs and expenses directly attributable to these disposals which management does not believe would have been incurred by NSA International had the disposals taken place prior to the 1996 fiscal year. Sales are estimated based on projected contractual prices and the actual quantities sold in 1996.

      (b) To record the estimated income tax effect for the pro forma adjustments described in note (a) above.

      (c) Historical and pro forma loss per common share are computed based on net loss divided by the weighted average number of common shares outstanding.

      (d) To eliminate certain assets of Germany, Switzerland, Belgium, Holland, Austria, and the United Kingdom, which are expected to be disposed of within the first six months if fiscal 1997, as if they had been disposed of at April 30, 1996.

      (e)  To record the capital contribution by NSA, Inc. (see Note 7).

      In June 1996, the Company announced its decision to close the European Headquarters. A restructuring charge of $3 million to $3.5 million will be recognized in the first quarter of fiscal 1997 related to the shutdown of this operation. The above pro forma information does not reflect the cost of this charge or any cost reduction that will result from the shutdown.

      On August 30, 1993, the Company acquired the permanent exclusive rights to market "Wings," a children's educational product sold by the Company since April 1991 for $1.6 million and agreed to the settlement of a $2.4 million recorded obligation for "Wings" royalty payments in exchange for $2 million in cash and a $2 million 4% note payable. The cost of the rights was included in Other Assets on the balance sheet and was amortized over six years. Amortization expense totaled $200,000 in 1994. Royalty expense under prior agreements totaled $101,247 in 1994. As discussed in Note 7, in July 1994 these rights and related inventory were sold to NSA, Inc. at net book value, including the assumption of the note payable.

      On February 1, 1995, the Company sold substantially all assets of its manufacturing subsidiary, NSA Polymers, Inc. The assets were purchased by a group of investors (the "Buyer"), including certain members of NSA Polymers, Inc.'s management, for $5,000,000. This consideration was composed of $500,000 cash paid at closing and notes receivable totalling $4,500,000. The first note, totalling $500,000, was collected during fiscal 1996. The remaining note, totalling $4,000,000, bears interest at 8.5% per annum, is secured by liens on all assets except certain accounts receivable of the Buyer, and is scheduled to be repaid during the following fiscal years: 1997 - $125,000; 1998 - $200,000; 1999 -
      $500,000; 2000 - $500,000; 2001 - $572,500; and thereafter - $2,102,500.
      Based on the rate of interest, security, and other characteristics, management believes the recorded value of the remaining note receivable approximates its fair value. The net book value of the assets related to the transaction approximated consideration received, therefore no significant gain or loss resulted therefrom.

         In conjunction with the sale, the Company agreed to minimum purchases at prevailing market prices from the Buyer totalling $7,000,000 in the first twelve months following the date of the sale, $6,000,000 in the next twelve month period, and $5,500,000 in the following twelve months. Actual purchases through January 31, 1996 totalled approximately $5,050,000, resulting in the Company paying penalties of approximately $722,000 to the Buyer. In the event future purchase levels are not met, the Company must pay additional penalties of up to 36% of the difference between them and the actual purchases made.

4.    INCOME TAXES

      The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company's foreign subsidiaries file separate returns in the respective countries of domicile.

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective May 1, 1993. This statement supersedes SFAS No. 96, "Accounting for Income Taxes." The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to decrease the loss by $264,000 ($.05 per share) for fiscal 1994. Other than the cumulative effect adjustment, application of this statement did not have a significant effect on 1994 operating results.

      The components by region of loss before income taxes and cumulative effect of change in accounting principle are as follows:

                                                                     1996        1995         1994
U.S.                                                            $   (208,892)  $(3,574,205)   $(1,224,355)
Foreign                                                          (10,603,593)   (1,928,260)    (2,081,852)
                                                                ------------   -----------    -----------
          Total                                                 $(10,812,485)  $(5,502,465)   $(3,306,207)
                                                                ============   ===========    ===========

      The components of the income tax benefit are as follows:

                                                                        1996        1,995         1,994
Current:
  Federal                                                       $    (62,000)   $1,580,000    $  466,000
  Foreign                                                            (32,000)       84,000       432,000
                                                                ------------    ----------    ----------
          Total                                                      (94,000)    1,664,000       898,000
Deferred:
  State                                                                                           28,000
  Federal                                                                         (584,000)      134,000
  Foreign                                                            197,000      (319,000)     (168,000)
                                                                ------------    ----------    ----------
          Total                                                      197,000      (903,000)       (6,000)
                                                                ------------    ----------    ----------
          Total                                                 $    103,000    $  761,000    $  892,000
                                                                ============    ==========    ==========

      A reconciliation of the Company's actual income taxes for the years ended April 30, 1996, 1995, and 1994 to that obtained by applying the U.S. federal statutory income tax rate against pre-tax income is as follows:

                                                                     1996          1995           1994
Federal income tax benefit, at U.S.
  federal statutory rate                                         $ 3,784,000    $1,870,000     $1,124,000
State income taxes, net of federal tax
  benefit                                                                                          28,000
Effect of different rates applied to the
  operations of the foreign subsidiaries                                            50,000        157,000
Effect of unused net operating loss of
  foreign subsidiaries                                            (3,687,000)     (986,000)      (468,000)
Foreign sales corporation                                                          (63,000)
Other differences                                                      6,000      (110,000)        51,000
                                                                 -----------    ----------     ----------
          Income tax benefit                                     $   103,000    $  761,000     $  892,000
                                                                 ===========    ==========     ==========


      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred taxes as of April 30, 1996 and 1995 are as follows:

                                                                         1996              1995
Deferred tax assets:
  Reserves not currently deductible                                   $   502,000      $   155,000
  Intercompany profit-in-inventory elimination                             24,000          146,000
  Uniform capitalization of inventory                                      93,000           77,000
  Operating loss carryforwards                                          6,729,000        2,390,000
  Other                                                                                     17,000
                                                                      -----------      -----------
          Total                                                         7,348,000        2,785,000
Valuation allowance                                                    (7,026,000)      (2,637,000)
                                                                      -----------      -----------
          Total deferred tax asset                                        322,000          148,000
Deferred tax liabilities:
  Differences between book and tax leases of property                      47,000           46,000
  Net foreign currency translation gain                                   275,000          299,000
                                                                      -----------      -----------
          Total deferred tax liability                                    322,000          345,000
                                                                      -----------      -----------
          Net deferred tax asset (liability)                          $       Nil      $  (197,000)
                                                                      ===========      ===========

      The valuation allowance of $7,026,000 and $2,637,000 in 1996 and 1995, respectively, has been provided because it is more likely than not that a substantial portion of the deferred tax assets will not be realized. The valuation allowance increased by $4,389,000 in 1996 and decreased by $134,000 in 1995. These changes relate primarily to the creation and utilization of operating loss carryforwards of certain foreign subsidiaries.

      The Company has net operating loss carryforwards totalling approximately $163,300,000 available for future reductions of income taxes in various countries. The net operating loss carryforwards of Germany and the United Kingdom total $10,400,000 and have no expiration. The net operating loss carryforwards of the United States total $280,000 and expire in 2111.
      The Company does not expect to be able to utilize the remaining operating loss carryforwards.

5.    LEASES

      The Company leases warehouse space in the U.K. under an noncancellable operating lease expiring in 2016. In October 1995, the Company abandoned the location and signed a sublease agreement with an unrelated pary. A loss of $1,000,000, representing the excess of future rent expense over sublease income discounted at 8%, was recognized in the second quarter of fiscal 1996.

      The Company is currently leasing warehouse and office space under numerous other non-cancelable operating leases. Lease terms generally range from one to twenty-five years with options to renew at varying terms. Rent expense totaled approximately $1,684,153, $2,015,000, and $2,105,000 for the years ended April 30, 1996, 1995, and 1994, respectively. In 1996 and 1995, the Company received sublease rentals of $40,000 and $134,000, respectively.

      The future minimum lease payments and related sublease payments receivable under these agreements are as follows:

                                                          Minimum           Sublease
                                                           Lease            Payments
                                                          Payments         Receivable
Year Ending April 30
1997                                                     $ 1,868,000      $   67,000
1998                                                       1,256,000         181,000
1999                                                       1,174,000         181,000
2000                                                         957,000         181,000
2001                                                         585,000         181,000
Thereafter                                                 7,717,000       4,314,000
                                                         -----------      ----------
          Total                                          $13,557,000      $5,105,000
                                                         ===========      ==========

6.       EMPLOYEE BENEFITS PLAN

         The Company's domestic subsidiaries participate in NSA, Inc.'s defined contribution plan to provide full-time employees, with a minimum of 1,000 hours of service and who are employed at year-end, with additional income upon retirement or termination. The Company may elect to make annual contributions to the plan equal to a discretionary percentage of the participant's annual salary, to the extent the participant's salary does not exceed $150,000, as defined. The Company made no contributions to the plan during 1996, 1995, and 1994.

7.       TRANSACTIONS WITH NSA, INC. AND SUBSEQUENT EVENT

         NSA, Inc. held a majority ownership of the Company until October 1990 at which time NSA, Inc. sold its investment in the Company to NSA, Inc.'s individual shareholders. Four of the shareholders of NSA, Inc. also serve as directors of the Company. In addition, at April 30, 1996 NSA, Inc. owns 436,180 shares of the Company.

         The Company sells nutritional supplement products, air treatment systems, in-home beverage appliances, and certain water filtration product components to NSA, Inc. The Company purchases certain water filtration products and certain related accessory products from NSA, Inc. Certain of the Company's subsidiaries are parties to licensing and management agreements with NSA, Inc. that provide for fees payable to NSA, Inc. equal to a percentage of sales and allocation of certain costs incurred by NSA, Inc. in providing management and administrative services. Costs incurred by NSA, Inc. in providing management and administrative services include general management, financial reporting, benefits administration, insurance, information-systems, and other miscellaneous services. These allocations are based primarily on the percentage of sales of each company to total sales of both. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had the Company operated on a stand-alone basis. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been.

         NSA, Inc. has also provided funding on a payable upon demand and non-interest bearing basis for equipment purchases and working capital.

         NSA, Inc. also guarantees the terms and obligations of NSA U.K.'s two twenty-five year operating lease agreements, one location of which has been subleased to an unrelated party, through November 28, 2013 and June 23, 2016, respectively, for office and warehouse space. The annual rental payments total approximately $500,000, excluding the sublease rentals. Also see Note 5.

         On July 21, 1994, the Company completed the sale of its exclusive rights and inventory in Wings, an educational product, and The Knowledge Network, an educational catalog product, to NSA, Inc. The total purchase price of $5,500,000 approximated the book value of the related assets and was determined based upon an independent valuation. NSA, Inc. assumed a $1.1 million note payable and the remainder of the purchase price was settled as a reduction of the amounts due to NSA, Inc.

         On July 9, 1996, the Board of Directors of NSA, Inc. voted to make a $7,900,000 capital contribution to the Company in the form of forgiveness of amounts due from direct selling subsidiaries of NSA International.

8.       GEOGRAPHIC SEGMENT DATA

         Financial information, summarized by geographic area, is as follows:


                                         United States    Canada/Mexico     Europe       Eliminations    Consolidated
Year Ended April 30, 1996
Total revenues:
  Unaffiliated customers                 $ 3,459,376      $4,805,151     $ 53,297,775                    $ 61,562,302
  Sales to NSA, Inc.                      11,588,030                                                       11,588,030
  Interarea sales                          3,455,008                                     $(3,455,008)
                                         -----------      ----------     ------------    -----------     ------------
          Total                          $18,502,414      $4,805,151     $ 53,297,775    $(3,455,008)    $ 73,150,332
                                         ===========      ==========     ============    ===========     ============
Loss before income taxes                 $   112,569      $   14,902     $(10,939,956)                   $(10,812,485)
                                         ===========      ==========     ============                    ============
Identifiable assets                      $21,238,400      $2,174,434     $ 17,442,971    $(9,807,542)    $ 31,048,263
                                         ===========      ==========     ============    ===========
Corporate assets                                                                                              225,728
                                                                                                         ------------
          Total assets                                                                                   $ 31,273,991
                                                                                                         ============
Depreciation and amortization expense    $   134,714      $   56,981     $    785,319                    $    977,014
                                         ===========      ==========     ============                    ============
Capital expenditures                     $         0      $   27,815     $    505,126                    $    532,941
                                         ===========      ==========     ============                    ============
                                         United States    Canada/Mexico     Europe       Eliminations    Consolidated
Year Ended April 30, 1995
Total revenues:
  Unaffiliated customers                 $ 4,504,565      $5,360,501     $ 89,522,596                    $ 99,387,662
  Sales to NSA, Inc.                       9,301,000                                                        9,301,000
  Interarea sales                          4,990,675                                     $(4,990,675)
                                         -----------      ----------     ------------    -----------     ------------
          Total                          $18,796,240      $5,360,501     $ 89,522,596    $(4,909,675)    $108,688,662
                                         ===========      ==========     ============    ===========     ============
Loss before income taxes                 $(3,574,205)     $ (218,750)    $ (1,709,510)                   $ (5,502,465)
                                         ===========      ==========     ============                    ============
Identifiable assets                      $24,590,248      $2,992,989     $ 25,589,851    $(8,696,861)    $ 44,476,227
                                         ===========      ==========     ============    ===========
Corporate assets                                                                                              167,545
                                                                                                         ------------
          Total assets                                                                                   $ 44,643,772
                                                                                                         ============
Depreciation and amortization expense    $   553,747      $  324,412     $    704,473                    $  1,582,632
                                         ===========      ==========     ============                    ============
Capital expenditures                     $   118,506      $   45,264     $  1,448,165                    $  1,611,935
                                         ===========      ==========     ============                    ============


                                                       United States   Canada/Mexico   Europe      Eliminations     Consolidated
Year Ended April 30, 1994
Total revenues:
  Unaffiliated customers                               $  8,333,455    $13,167,739   $83,877,838                   $105,379,032
  Sales to NSA, Inc.                                      7,152,000                                                   7,152,000
  Interarea sales                                        13,856,588                                 $(13,856,588)
                                                       ------------    -----------   -----------    ------------   ------------
          Total                                        $ 29,342,043    $13,167,739    83,877,838    $(13,856,588)  $112,531,032
                                                       ============    ===========   ===========    ============   ============
Loss before income taxes and cumulative
  effect of change in accounting principle             $ (1,224,355)   $(1,369,850)  $  (712,002)                  $ (3,306,207)
                                                       ============    ===========   ===========                   ============
Identifiable assets                                    $ 39,490,154    $ 6,261,606    26,257,306    $(17,191,325)  $ 54,817,741
                                                       ============    ===========   ===========    ============   ------------
Corporate assets                                                                                                        320,437
                                                                                                                   ------------
          Total assets                                                                                             $ 55,138,178
                                                                                                                   ============
Depreciation and amortization expense                   $ 1,110,218    $   159,260       477,022                   $  1,746,500
                                                       ============    ===========   ===========                   ============
Capital expenditures                                    $   575,982    $   259,037     1,077,002                   $  1,912,021
                                                       ============    ===========   ===========                   ============

9.       LITIGATION, COMMITMENTS, AND OTHER CONTINGENCIES

         The Company is party to various claims and matters of litigation that arise in the normal course of business. Management believes the resolution of these matters will not have a material adverse effect on the results of operation or the financial condition of the Company.

         The Company has an employment contract with certain officers. Minimum annual salary and bonuses under the agreements total $1,310,000.

10.      RESTRUCTURING

         In the third and fourth quarters of 1995, the Company recorded a restructuring charge totalling $1,000,000 to reflect the closing of its Mexican operation. The charge included estimates to write-down inventory and fixed assets to net realizable value and to recognize employee termination costs.

11.      QUARTERLY RESULTS (UNAUDITED)

                                                    1st Quarter    2nd Quarter      3rd Quarter   4th Quarter (1)
Year Ended April 30, 1996:
  Total revenues                                   $21,632,028    $18,421,847      $18,347,914    $14,748,543
  Gross margin                                      13,618,413     11,666,489       11,758,154      7,721,782
  Net loss                                          (2,428,233)    (3,019,606)      (2,734,673)    (2,526,973)
  Net loss per common share                              (0.50)         (0.62)           (0.56)         (0.52)

Year ended April 30, 1995:
  Total revenues                                    28,772,537     22,790,818       24,475,667     32,649,640
  Gross margin                                      20,975,617     14,652,545       16,271,119     19,056,900
  Net income (loss)                                    217,291       (870,489)      (2,659,508)    (1,428,759)
  Net income (loss) per
    common share                                          0.04          (0.18)           (0.55)         (0.29)


(1) Fourth quarter results for 1995 include the effects of a 984,000 charge for potential excess and obsolete inventory and a 300,000 charge related to closing the Mexican operations.

                                    *******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The following table sets forth certain information regarding the directors and executive officers of the Company and its subsidiaries. Pursuant to the Company's Charter and Bylaws, members of the Board of Directors are elected for staggered two-year terms. Except for those executive officers with employment agreements, the executive officers of the Company and its subsidiaries serve at the discretion of the Company's Boards of Directors. See "Employment Agreements."

                                                                                  Director          Term
Name                                   Age         Position(s)                     Since           Expires
- ----                                   ---         -----------                    --------         -------
DIRECTORS:
- ---------

A. Jay Martin(1)                       54          President and Director         1989             1996

Charles R. Evans, Jr.                  52          Chief Operating Officer        1992             1996
                                                   and Executive Vice-
                                                   President and Director
J. Neil Rood                           63          Director                       1989             1996

George R. Poteet                       48          Director                       1989             1997

L.F. Swords                            55          Director                       1989             1997

William W. Deupree, Jr.                55          Director                       1992             1997

William T. Williams                    49          Director                       1993             1997


EXECUTIVE OFFICERS:
- ------------------
                                                                                                   Officer
                                                                                                    Since
                                                                                                   -------

Stan C. Turk                           44          Chief Financial Officer                         1989
                                                   and Secretary-Treasurer



____________

(1) Mr. Martin is also a director and executive officer of NSA. Mr. Martin devotes approximately 60% of his management time to the operations of the Company.

         A. Jay Martin has served as President and as a director of the Company since its inception in March 1989. Mr. Martin founded National Safety Associates, Inc., a Tennessee corporation ("NSA"), in 1969 and has served NSA in various capacities since its inception. Presently, Mr. Martin is a shareholder and serves as President and a director of NSA.

         Charles R. Evans, Jr. has served as the Executive Vice-President and the Chief Operating Officer of the Company since August 1992. Mr. Evans joined NSA Polymers in March 1989 and served as Vice President, Assistant Secretary and a director of NSA Polymers until August 1992. From 1984 until March 1989, he was Treasurer of Florida Polymers, Inc., a Florida corporation, the assets of which were acquired by the Company in March 1989 and which was primarily engaged in the business of plastics injection molding and tool and die manufacturing.

         J. Neil Rood has been a director of the Company since its inception. In April 1992, Mr. Rood was elected President of NSA Holdings, and, in December 1992, Mr. Rood was elected Vice President-International Operations for the Company. In December 1993, Mr. Rood completed his tenure as Vice President-International Operations. Mr. Rood is a shareholder of NSA. In April 1982, Mr. Rood organized and became President of Jonfor Systems, Inc. In June 1975, Mr. Rood organized and became President of Jonfor, Inc. Both entities are privately-held Florida corporations which act as holding and operating companies, respectively, for various retail businesses and real estate properties. Mr. Rood is also active in various real estate ventures as a developer and an owner.

         L.F. Swords has been a director of the Company since its inception. Mr. Swords has been employed by NSA since 1971 in a variety of management positions. From 1989 until March 1, 1994, Mr. Swords served as Secretary-Treasurer and Chief Financial Officer of the Company and all of its subsidiaries. Presently, Mr. Swords is a shareholder, and serves as Vice President, Chief Financial Officer, Secretary-Treasurer, and a director of NSA.

         George R. Poteet has served as a director of the Company since its inception. Since 1971, Mr. Poteet has been employed by NSA and he presently is a shareholder and serves as Vice President-Manufacturing and a director of NSA. From 1989 until February 1994, Mr. Poteet served as the Vice President - Manufacturing of the Company.

         William W. Deupree, Jr. recently retired as President of Morgan Keegan & Company, Inc. and its parent company, Morgan Keegan, Inc., a New York Stock Exchange listed company, after 10 years in such positions. Mr. Deupree joined Morgan Keegan & Company, Inc. in 1972. He is a past member of the Regional Firms Advisory Committee of the New York Stock Exchange as well as a past member of the Board of Directors for the Securities Industry Association. Mr. Deupree is a director of Morgan Keegan & Company, Inc. and Morgan Keegan, Inc. Mr. Deupree is a graduate of the University of the South.

         William T. Williams is the Executive Vice President and Senior Commercial Loan Officer of the Commercial Banking Group of National Bank of Commerce, a financial institution, positions he has held since May 1993. From January 1987 until May 1993, Mr. Williams was the Senior Vice President of the Metropolitan Banking Division of National Bank of Commerce. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Stan C. Turk was appointed Chief Financial Officer of the Company on July 1, 1996. Mr. Turk was elected Assistant Treasurer of the Company in May 1991. Since August 1989, Mr. Turk has been employed as Assistant Treasurer of NSA. Prior to joining NSA in 1989, Mr. Turk served as the Chief Financial Officer of Barton Equipment Company and Barton Truck Center in Memphis, Tennessee and spent approximately 9 years employed as a certified public accountant.

Board of Directors Committees.

         The Board of Directors has appointed two committees: the Compensation Committee and the Audit Committee. The members of the Compensation and Audit Committees are Messrs. Swords, Deupree and Williams.

Compliance with Beneficial Ownership Reporting Rules.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Such officers, directors and shareholders are required by SEC regulations to furnish the Company with copies of all such reports that they file.

         Based solely on a review of copies of reports furnished to the Company, the Company believes that, during the fiscal year ended April 30, 1996, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Item 11.  Executive Compensation.

         The following table sets forth the aggregate compensation paid by the Company and its subsidiaries to the President of the Company and the four most highly compensated executive officers of the Company or its subsidiaries, for services rendered in all capacities during the fiscal years ended April 30, 1996, 1995 and 1994.

                                                           SUMMARY COMPENSATION TABLE
                                                              Annual Compensation
                                                     --------------------------------------

                                                                             Other Annual       All Other
Name and Principal Position         Year       Salary ($)     Bonus ($)    Compensation ($)   Compensation
- ---------------------------         ----       ----------     ---------    ----------------   ------------

A. Jay Martin                       1996          150,000         6,058           -0-                 -0-
President of the Company            1995          150,000           -0-           -0-                 -0-
                                    1994          150,000         8,654           -0-                 -0-

Charles R. Evans, Jr.               1996          225,000         7,001           -0-                 -0-
Chief Operating Officer             1995(1)       135,000        56,250           -0-                 -0-
of the Company                      1994           90,000           -0-           -0-                 -0-

William R. Hagel                    1996          123,000         6,366           -0-             3.600(2)
Chief Financial Officer             1995          123,000         7,586           -0-             3,600(2)
                                    1994           39,231           -0-           -0-               1,200

John Greenham                       1996          139,844        26,128           -0-            49,757(3)
Vice President - Europe             1995           90,268        20,000           -0-            69,663(3)
                                    1994           70,072           -0-           -0-            16,917(3)

___________________________

(1) Mr. Evans executed an Employment Agreement with the Company on August 1, 1994 which provides for annual compensation of $225,000. During the first quarter of 1995. The Company paid Mr. Evans $22,500 pursuant to an oral employment agreement between the parties.
(2)      Represents a monthly company car allowance.
(3)      Represents housing, school fees, expenses and/or car allowance.

         The non-employee directors of the Company currently receive $1,000 for each Board of Directors meeting. The directors of the Company's subsidiaries do not receive any compensation for serving in such capacities.

         Employment Agreements.

         The Company has an employment agreement with A. Jay Martin. The employment agreement is renewable annually and provides for an annual salary of $150,000. The Company has entered into an employment agreement with Mr. Evans which provides for annual compensation equal to $225,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth the number of shares beneficially owned as of July 24, 1996, by (a) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (b) each director or executive officer of the Company, and (c) all directors and executive officers of the Company as a group.

                                                              Amount and Name
        Name and Address of                                    of Beneficial                 Percent
         Beneficial Owner                                      Ownership(1)                 of Class(2)
        ------------------                                   ----------------              ------------

 (a)    National Safety Associates, Inc.                       2,336,180(3)                    48.1
        4260 East Raines Road
        Memphis, Tennessee 38118

        A. Jay Martin                                          2,739,175(4)                    56.4
        4260 East Raines Road
        Memphis, Tennessee 38118

        L.F. Swords                                            2,474,266(5)                    50.9

 (b)    A. Jay Martin                                          2,739,175(4)                    56.4

        L.F. Swords                                            2,474,266(5)                    60
        4260 East Raines Road
        Memphis, TN 38118

        George R. Poteet                                         164,041                        3.4
        4180 Pilot
        Memphis, TN 38118

        J. Neil Rood                                              40,733                        *
        12192 Mandarin Road
        Jacksonville, FL 32223

        William W. Deupree, Jr.                                   15,000                        *
        50 North Front Street, 21st Floor
        Memphis, TN 38103

        Charles R. Evans, Jr.                                      8,800                        *
        4260 East Raines Road
        Memphis, TN 38118

        William T. Williams                                          -0-                       -0-
        One Commerce Square
        Memphis, TN 38103


                                                              Amount and Name
        Name and Address of                                    of Beneficial                 Percent
         Beneficial Owner                                      Ownership(1)                of Class(2)
        ------------------                                   ----------------              -----------

        Stan C. Turk                                               1,250                         *
        4260 East Raines Road
        Memphis, TN 38118

 (c)    Officers and directors                                 3,104,085(4)                    63.9
         as a group (8 persons)

- -------------------------

(1) Includes shares of Common Stock as to which such person, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power. Unless otherwise indicated, each listed shareholder possesses sole voting and investment power with respect to all of the shares shown opposite his name.
(2)      Based upon 4,858,156 shares issued and outstanding.
(3) Messrs. Martin and/or Swords, as the President and Secretary-Treasurer of NSA, respectively, acting separately or jointly, have the power to vote or to direct the vote, and to dispose of or to direct the disposition of, the shares owned by NSA, unless otherwise instructed by the Board of Directors of NSA.
(4) Includes the 2,336,180 shares held by NSA for which Messrs. Martin and/or Swords have the power to vote or to direct the vote, and to dispose of or to direct the disposition of. Also includes the indirect beneficial ownership of 9,000 shares held by Mr. Martin's child for which Mr. Martin disclaims beneficial ownership.
(5) Includes the 2,336,180 shares held by NSA for which Messrs. Martin and/or Swords have the power to vote or to direct the vote, and to dispose of or to direct the disposition of.
(6)      Does not include officers of the Company's subsidiaries.

*        Indicates less than 1%.

Item 13.  Certain Relationships and Related Transactions.

         Sales of Juice Plus+(TM) to NSA totaled approximately $11,532,000 or 16% of the Company's revenues for the fiscal year ended April 30, 1996.

         At April 30, 1996, the Company owed approximately $8,823,000 to NSA for product purchases, management and licensing fees, and cash advances for equipment purchases and working capital. Such borrowings are payable upon demand and are non-interest bearing. On July 9, 1996, NSA made an approximate $7.9 million capital contribution to the Company by forgiving $7.9 million of the outstanding indebtedness owed to NSA by the Direct Selling Subsidiaries.

         Prior to May 1, 1993, the Company purchased from NSA the majority of the water filtration and related accessory products which it sold in Canada, the United Kingdom, Ireland, Germany, Mexico, Switzerland, the Netherlands and Belgium. The company still purchases certain water filtration and related accessory products from NSA. The cost of such purchases was approximately $536,895 for the fiscal year ended April 30, 1996.

         NSA provides certain management, consulting and advisory services to the Company and its subsidiaries. In consideration for these services, the Company and its subsidiaries reimburse NSA for the costs incurred by NSA in rendering such services. Such costs include, but are not limited to, travel expenses, long distance telephone charges, facsimile charges, overnight express charges and a portion of the compensation of any employee of NSA who renders services to the Company and/or its subsidiaries. The costs reimbursed by the Company and its subsidiaries to NSA were approximately $1,598,000 for the fiscal year ended April 30, 1996.

         In April 1991, the Company obtained an uncollateralized line of credit for $5,000,000 from National Bank of Commerce. Mr. Williams, a director of the Company, is the Executive Vice President and Senior Commercial Loan Officer of the Commercial Banking Group of National Bank of Commerce. All amounts advanced to the Company by National Bank of Commerce pursuant to this line of credit bear interest at the Bank's prime rate. As of April 30, 1996, no amounts were outstanding under the line of credit.

         NSA has guaranteed the obligations of National Safety Associates of America (U.K.) Limited ("NSA UK") under the lease agreements pursuant to which NSA UK leases approximately 12,800 square feet in Maidenhead, Berkshire, England.

         Effective February 1, 1995, the Company sold substantially all of the assets of NSA Polymers to its management for $5 million. In order to determine an appropriate purchase price, the Company had an evaluation and fairness opinion prepared by an unrelated third party which is in the business of rendering such opinions. The fairness opinion provides that a purchase price of $5 million is fair to the Company and its shareholders. The purchase price for the NSA Polymers assets consisted of a $500,000 cash payment at the closing from the Buyer to NSA Polymers, delivery of the buyer's promissory note in the principal amount of $500,000 which is due and payable six months from the closing date, and delivery of the buyer's promissory note in the principal amount of $4 million which is due and payable over an eight year period. The $500,000 and $4 million notes are secured by the fixed assets of the buyer. As additional consideration for the purchase of the NSA Polymer's assets, the Company entered into a 5 year manufacturing contract with the buyer which requires that certain minimum purchase levels be maintained by the Company. During fiscal 1996, the Company failed to meet these minimum purchase requirements and, accordingly paid the buyer approximately $722,000 in penalties.

         On April 30, 1996, the Registrant sold substantially all of the assets of its wholly owned subsidiary, National Safety Associates Ltd., an Ontario corporation ("NSA Canada"), to National Safety Associates of Canada Inc. ("Buyer"), an Ontario corporation owned by Roger Pearsall, a vice-president of the Registrant, Jacques Blondeau, a consultant to the Registrant, G. Paul Stewart, President of NSA Canada, and Douglas Arscott, an employee of a subsidiary of the Registrant. Messrs. Pearsall, Blondeau and Arscott will be passive investors in the Buyer and will continue to perform services for the Registrant of its subsidiaries to the same extent performed prior to the transaction. The purchase price for substantially all of the assets of NSA Canada was $674,732 (U.S.), subject to adjustment based upon a physical inventory. The assets of NSA Canada were sold at the approximate book value of the assets. Due to the Company's existing relationship with the Purchasers, the Board of Directors retained an unrelated third party expert to evaluate the fairness of the transaction to the Company. The fairness opinion provides that the purchase price is fair to the Registrant and its shareholders. The purchase price for the NSA Canada assets consists of the delivery and payment in accordance with the terms of the Buyer's promissory note in the principal amount of $740,495.42 which is due and payable over a five and a half year period. The note is secured by the fixed assets of the Buyer. Additionally, as a condition of the sale, the Registrant entered into a distribution contract with the Buyer which provides that the Buyer will continue to purchase products from the Registrant for resale in Canada.

         On June 7, 1996, the Company executed a nonbinding letter of intent proposing the sale of NSA Germany, NSA Switzerland, and NSA Austria to another Master Distributor controlled by one of the Company's European management level employees. On June 25, 1996, a similar letter of intent was executed by the Company relating to the sale of NSA UK, NSA Netherlands, and NSA Belgium to another proposed Master Distributor controlled by three of the Company's independent European distributors. Completion of these two transactions is subject to the satisfactory negotiation and execution of definitive purchase and sale agreements and distribution agreements, and certain other conditions. Accordingly, at present the Company is continuing to operate in Europe through its existing Direct Selling Subsidiaries.

         There have not been, and it is the Company's current intention that there will not be, loans or other financial transactions between the Company and its officers, directors or significant employees. However, to the extent such loans or financial transactions do occur in the future, they will be approved by the Company's disinterested and independent directors and will be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      (1)  Financial Statement Schedule


         Schedule VIII - Valuation and Qualifying Accounts for the Years ended April 30, 1996, 1995 and 1994

         (2)  Exhibits

*        3.1     Amended and Restated Charter of the Company

**       3.2     Bylaws of the Company


*        4.1     Form of Stock Certificate

+        10.3    Amended and Restated Manufacturing License and Distribution Agreement between Smokey Santillo and the
                 Company dated March 31, 1994.

***      10.4    Manufacturing Agreement between the Company and Polymers, Inc. dated February 28, 1995.

+        10.5    Lease Agreement between the Company and Adobe Systems Europe, B.V. dated July 1, 1993.

+        10.6    Lease Agreement between NSA Netherlands and Smart Business Park B.V. dated July 15, 1993.

+        10.7    Lease Agreement between NSA Belgium and Arion Immobiliene dated September 1, 1993.

+        10.8    Lease Agreement between NSA Germany and GbR Hofheim-Diedenbergen dated September 1, 1993.

+        10.9    Lease Agreement between NSA Switzerland and Planzer Transport Ag dated October 1, 1993.

+        10.10   Lease Agreement between NSA France and SNC Du Navitile dated March 1, 1994.

+        10.11   Lease Agreement between NSA Italy and Redilco dated June 1, 1994.

*        10.12   Lease Agreement between NSA U.K. and Crown Life Pensions Limited dated November 28, 1988.

+        10.13   Lease Agreement between NSA Polymers and Hodges Four Way Trust dated January 1990.

+        10.15   Management Agreement between NSA and the Company dated May 1, 1994

+        10.16   Distribution and License Agreement between NSA and the Company dated May 1, 1994.

+        10.17   Exclusive Manufacturing License Agreement between NSA and the Company dated May 1, 1993.

+        10.18   Sales Agreement between NSA and the Company dated May 1, 1994.

+        10.19   Sales Agreement between NSA and NSA Polymers dated May 1, 1994.

+        10.20   Warehousing Agreement between the NSA Netherlands and Expeditiebedrijf Frans Maas B.V. dated April 21,
                 1994.

+        10.21   Manufacturing Agreement between the Company and Natural Alternatives International, Inc. dated April 1,
                 1993.

+        10.22   First Amendment to the Exclusive Manufacturing License Agreement between the Company and NSA dated May
                 1, 1993.

****     10.23   Asset Purchase Agreement between National Safety Associates, Ltd. and National Safety Associates of
                 Canada, Inc.

                                                  EMPLOYMENT AGREEMENTS

+        10.24   Employment Agreement between A. Jay Martin and the Company dated May 1, 1994.


+        10.25   Employment Agreement between Charles R. Evans and the Company dated August 1, 1994.

+        22.1    List of Subsidiaries of the Company.

         27      Financial Data Schedule (for SEC purposes only).

         *       Incorporated by reference to exhibits filed with the Company's Registration Statement on Form 10,
                 Commission File No. 0-19487


         **      Incorporated by reference to exhibits filed with the Company's Registration Statement of Form S-18.
                 Registration No. 33-42158-A

         +       Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended April 30,
                 1995.

         ***     Incorporated by reference to exhibits filed with the Company's 8-K on March 7, 1995.

         ****    Incorporated by reference to exhibits filed with the Company's 8-K on May 15, 1996.


(b)      Reports on Form 8-K

         None.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NSA INTERNATIONAL, INC.


                                       By: /s/ A. Jay Martin
                                          -------------------------
                                           A. Jay Martin, President

                                       Date: July 27, 1996
                                            -----------------------




         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                 TITLE                                 DATE
/s/ A. Jay Martin                     President and Director                             July 27, 1996
- ----------------------------------
A. Jay Martin

/s/ Stan C. Turk                      Secretary-Treasurer and Chief                      July 27, 1996
- ----------------------------------    Financial Officer
Stan C. Turk

/s/ George R. Poteet                  Director                                           July 27, 1996
- ----------------------------------
George R. Poteet

/s/ J. Neil Rood                      Director                                           July 27, 1996
- ----------------------------------
J. Neil Rood

/s/ Charles R. Evans, Jr.             Executive Vice-President, Chief                    July 27, 1996
- ----------------------------------    Operating Officer and Director
Charles R. Evans, Jr.

/s/ William W. Deupree, Jr.           Director                                           July 27, 1996
- ----------------------------------
William W. Deupree, Jr.

/s/ William T. Williams               Director                                           July 27, 1996
- ----------------------------------
William T. Williams

/s/ L. F. Swords                      Director                                           July 27, 1996
- ----------------------------------
L. F. Swords

                                                                   SCHEDULE VIII


NSA INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 1996, 1995, AND 1994

- -----------------------------------------------------------------------------------------------------------------------------------
                                                             CHARGED TO           CHARGED
                                          BALANCE AT          SALES OR            TO OTHER                                BALANCE
                                          BEGINNING           EXPENSES            ACCOUNTS            DEDUCTIONS           AT END
1996

Allowance for doubtful accounts           $   745,145        $ (113,928)                              $  (553,337)        $   95,880
Accrued sales returns                       1,785,608            32,447                                  (621,913)         1,196,142

1995

Allowance for doubtful accounts               797,296           245,601                                  (297,752)           745,145
Accrued sales returns                       3,578,472          (188,193)                               (1,604,671)         1,785,608

1994

Allowance for doubtful accounts             1,656,995           152,815                                (1,012,514)           797,296
Accrued sales returns                       4,075,244         1,446,737                                (1,943,509)         3,578,472

(1) Accounts written off during the
    period.
(2) Actual sales returns during the
    period consisted of.

                                             SALES           INVENTORY            COMMISSIONS          NET SALES
                                            RETURNS           RETURNED            CHARGED BACK          RETURNS

1996                                      $(2,188,681)       $  450,541           $1,116,227          $  (621,913)
1995                                       (4,829,540)          761,294            2,463,575           (1,604,671)
1994                                       (6,716,543)        1,347,597            3,425,437           (1,943,509)