Form 10-Q
period 1996-07-31
NSA INTERNATIONAL INC
filed 1996-09-13
CIK 850036

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996
                               -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission File Number:    0-19487
                       ---------------

                            NSA INTERNATIONAL, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Tennessee                                  62-1387102
- ---------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
               or organization)

4260 East Raines Road, Memphis, Tennessee                     38118
- -------------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (901) 541-1223
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

         4,858,156 shares of $.05 par value common stock were outstanding at July 31, 1996.

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

NSA International, Inc. and Subsidiaries:

         Consolidated Balance Sheets as of July 31, 1996 (unaudited) and April 30, 1996

         Consolidated Statements of Operations for the Three Month Periods Ended July 31, 1996 and 1995 (unaudited)

         Consolidated Statements of Shareholders' Equity for the Three Month Periods Ended July 31, 1996 and 1995 (unaudited)

         Consolidated Statements of Cash Flows for the Three Month Periods Ended July 31, 1996 and 1995 (unaudited)

         Notes to Consolidated Financial Statements

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               JULY 31,                    APRIL 30,
ASSETS                                                                           1996                        1996
CURRENT ASSETS:
  Cash and cash equivalents                                                 $  6,860,723                $  8,754,770
  Short-term investments                                                          13,196                      13,047
  Receivables, net                                                             3,246,685                   1,839,493
  Refundable income taxes                                                        742,083                     729,545
  Inventories                                                                 11,336,560                  10,233,158
  Deferred income taxes                                                          322,000                     322,000
  Notes receivable - short-term                                                  125,000                     125,000
  Other current assets                                                         1,111,275                   1,093,442
                                                                            ------------                ------------

          Total current assets                                                23,757,522                  23,110,455

PROPERTY AND EQUIPMENT, At cost:
  Leasehold improvements                                                         579,618                     579,618
  Manufacturing equipment                                                        678,800                     678,800
  Office furniture and equipment                                               2,696,603                   2,693,847
  Transportation equipment                                                       124,765                     124,765
  Data processing equipment                                                    2,148,027                   2,148,027
                                                                            ------------                ------------
          Total                                                                6,227,813                   6,225,057
  Less accumulated depreciation and amortization                              (3,553,356)                 (3,347,843)
                                                                            ------------                ------------

          Property and equipment, net                                          2,674,457                   2,877,214

NOTES RECEIVABLE - LONG-TERM                                                   4,458,409                   4,615,495

OTHER ASSETS                                                                     629,885                     670,827
                                                                            ------------                ------------

TOTAL ASSETS                                                                $ 31,520,273                $ 31,273,991
                                                                            ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Amounts due to NSA, Inc.                                                  $  3,806,654                $    923,150
  Accounts payable, trade                                                      1,731,525                   2,556,531
  Accrued sales commissions and allowances                                       888,889                     771,868
  Accrued compensation and expenses                                            7,546,171                   4,724,392
  Accrued sales returns                                                        1,255,556                   1,196,142
  Advance payments by dealers/distributors                                        43,854                     105,079
  Income taxes payable                                                         1,090,122                   1,068,596
  Other current liabilities                                                      167,050                     441,300
                                                                            ------------                ------------

          Total current liabilities                                           16,529,821                  11,787,058

AMOUNTS DUE TO NSA, INC.                                                                                   7,900,000

DEFERRED INCOME TAXES                                                            322,000                     322,000

OTHER LIABILITIES                                                              1,058,662                   1,058,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.05 par value, 100,000,000 shares authorized,
  4,858,156 shares issued and outstanding at July 31 and April 30, 1996          242,908                     242,908
  Additional paid-in capital                                                  29,106,950                  21,196,430
  Retained earnings                                                          (15,740,068)                (11,233,067)
                                                                            ------------                ------------
          Total shareholders' equity                                          13,609,790                  10,206,271
                                                                            ------------                ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 31,520,273                $ 31,273,991
                                                                            ============                ============


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTH PERIODS ENDED JULY 31, 1996 AND 1995 (UNAUDITED)

                                                                               1996                     1995
NET REVENUES:
  Net sales                                                                $ 13,335,120               $ 20,758,117
  Dealer fee income                                                             267,837                    855,373
  Revolving credit fee income                                                     6,769                     18,538
                                                                           ------------               ------------

          Total                                                              13,609,726                 21,632,028

COSTS AND EXPENSES:
  Dealer/distributor commissions and allowances                              (4,549,701)                (8,260,567)
  Cost of products sold                                                      (5,964,228)                (8,013,615)
  Operating expenses                                                         (4,562,919)                (7,167,759)
  Management fees to NSA, Inc.                                                 (246,449)                  (396,926)
  Interest income                                                               122,886                    216,955
  Interest expense                                                                                          (5,379)
  Other income (expense), net                                                    93,152                   (313,943)
  Restructuring charge                                                       (3,000,000)
                                                                           ------------               ------------

          Total                                                             (18,107,259)               (23,941,234)
                                                                           ------------               ------------

LOSS BEFORE INCOME TAXES                                                     (4,497,533)                (2,309,206)

INCOME TAX PROVISION                                                             (9,468)                  (119,027)
                                                                           ------------               ------------

NET LOSS                                                                   $ (4,507,001)              $ (2,428,233)
                                                                           ============               ============

LOSS PER COMMON SHARE                                                      $      (0.93)              $      (0.50)
                                                                           ============               ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                          4,858,156                  4,858,156
                                                                           ============               ============

TRANSACTIONS WITH NSA, INC. INCLUDED IN THE ABOVE
  Net sales to NSA, Inc.                                                   $  2,521,000               $  3,100,000
  Cost of products sold (purchased from NSA, Inc.)                              293,823                    371,695


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTH PERIODS ENDED JULY 31, 1996 AND 1995 (UNAUDITED)

                                                      COMMON STOCK
                                              ---------------------------   ADDITIONAL
                                                  NUMBER                     PAID IN      RETAINED
                                                OF SHARES      AMOUNT        CAPITAL      EARNINGS        TOTAL
1995

BALANCES AT APRIL 30, 1995                        4,858,156     $ 242,908  $ 21,197,616  $  (523,582)  $ 20,916,942
  Net loss                                                                                (2,428,233)    (2,428,233)
                                                  ---------     ---------  ------------  -----------   ------------


BALANCES AT JULY 31, 1995                         4,858,156     $ 242,908  $ 21,197,616 $ (2,951,815)  $ 18,488,709
                                                  ---------     ---------  ------------  -----------   ------------

1996

BALANCES AT APRIL 30, 1996                        4,858,156     $ 242,908  $ 21,196,430 $(11,233,067)  $ 10,206,271
  Net loss                                                                                (4,507,001)    (4,507,001)
  Forgiveness of debt by NSA, Inc.                                            7,910,520                   7,910,520
                                                  ---------     ---------  ------------  -----------   ------------

BALANCES AT JULY 31, 1996                         4,858,156     $ 242,908  $ 29,106,950 $(15,740,068)  $ 13,609,790
                                                  ---------     ---------  ------------  -----------   ------------


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTH PERIODS ENDED JULY 31, 1996 AND 1995 (UNAUDITED)

                                                                                             1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $  (4,507,001)  $(2,428,233)
  Adjustments to reconcile net loss to net cash provided by (used in) operations:
    Loss on sales of property and equipment                                                                 (18,663)
    Depreciation and amortization                                                             205,510       208,143
    Restructuring charge                                                                    3,000,000
    Changes in assets and liabilities:
      Receivables, net                                                                     (1,407,192)      221,363
      Inventories                                                                          (1,103,402)      717,893
      Other current assets                                                                     22,962       (23,168)
      Accounts payable                                                                      (825,006)      (533,725)
      Liability for sales returns                                                              59,414      (198,997)
      Advance payments by dealers/distributors                                                (61,225)      (72,794)
      Accrued expenses                                                                        (61,200)   (2,813,582)
      Income taxes payable and refundable                                                       8,988       135,616
      Other current liabilities                                                              (274,250)      (73,714)
                                                                                        -------------   -----------

            Net cash used in operating activities                                            (435,401)   (4,879,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                                                        (1,904)
  Purchase of property and equipment                                                           (2,755)     (205,894)
  Proceeds from sales of property and equipment                                                              12,732
  Principal payments on notes receivable                                                      157,086
                                                                                        -------------   -----------
            Net cash provided by (used in) investing activities                               154,331      (195,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from (repayments to) National Safety Associates, Inc. for equipment
    purchases and working capital                                                           2,894,024    (1,460,870)
                                                                                        -------------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (1,894,047)   (6,535,797)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              8,754,770    15,603,316
                                                                                        -------------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   6,860,723   $ 9,067,519
                                                                                        -------------   -----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                            $    Nil        $     5,379
    Income taxes                                                                             Nil             67,029


See Note 4 for discussion of noncash investing and financing activity.

See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED JULY 31, 1996 AND 1995 (UNAUDITED)

1.       FINANCIAL STATEMENT PRESENTATION

         The consolidated balance sheet as of July 31, 1996 and the consolidated statements of operations, shareholders' equity, and cash flows for the three month periods ended July 31, 1996 and 1995 have been prepared by the Company, without audit. It is management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of July 31, 1996 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

3.       INVENTORIES

         Inventories consisted of the following:


                                                                                              JULY 31, 1996     APRIL 30, 1996
                     Raw materials                                                            $     4,994,275   $      5,850,158
                     Finished goods                                                                 8,877,594          6,733,874
                     Accessories                                                                    1,899,211          1,933,995
                                                                                              ---------------   ----------------
                               Total at cost                                                       15,771,080         14,518,027
                     Reserve for excess and obsolete inventories                                   (4,434,520)        (4,284,869)
                                                                                              ---------------   ----------------

                               Inventories, net                                               $    11,336,560   $     10,233,158
                                                                                              ===============   ================



4.       RESTRUCTURING CHARGE

         In June 1996, the Company obtained letters of intent to sell certain inventories, fixed assets, and prepaid expenses of operations in Germany, Switzerland, Belgium, Holland, and the United Kingdom. These expected dispositions will obligate the buyers to assume responsibilities for future multi-level direct selling operations in these countries. Also, during the first quarter of 1997, the Company announced its decision to close its European headquarters. Accordingly, a restructuring charge totalling $3,000,000 was reflected during the first quarter of fiscal 1997. The charge includes estimates of $975,000 to writedown fixed assets to net realizable value, $500,000 to recognize termination costs of certain employees,

         $200,000 to accrue costs related to early termination of leases, and $1,325,000 to writedown certain inventories which will be obsolete as a result of the restructuring. Additional employee termination costs of $500,000 to $1,000,000 are expected during the implementation of the restructuring plan, which is expected to be completed by the end of fiscal 1997.

5.       SUBSEQUENT EVENT

         In September 1996, the Company completed negotiations for the sale of certain of the assets of two of its operating subsidiaries in Germany and Switzerland as well as the ownership of its Austrian subsidiary to Holzmann Holding AG, a Swiss corporation. The agreed-upon aggregate purchase price for this scheduled transaction is approximately $1.5 million, payable by delivery of a promissory note. Management does not anticipate any significant gain or loss on the transaction. Holzmann Holding will also enter into a distribution contract which provides that Holzmann Holding will continue to purchase products from NSA International for resale in Austria, Germany, and Switzerland.
         The transfer of the operations began on September 2, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion should be read in conjunction with the Consolidated Financial Statements and the discussion of NSA International, Inc.'s (the "Company") business and other detailed information appearing elsewhere herein. All information is based on the Company's first quarter ended July 31.

RESULTS OF OPERATIONS

Net Revenues

                                                                     First Quarter
                                                          ---------------------------------
                                                          1997         Change          1996
                                                          ----         ------          ----
                                                                (Dollars In Thousands)
                        Net Revenues                     $13,610        (37.08%)       $21,632
                        Cost and Expenses                $18,107        (24.37%)        23,941
                        Percentage of net revenues        133.04%                       110.67%
                        Net loss                         $ 4,507                         2,428
                        Earnings (loss) per share          $(.93)                        $(.50)

         The 1997 first quarter decrease in net revenues primarily reflects decreased sales by the Company's European direct selling subsidiaries and the results of the sale of the Company's direct selling operation in Canada during the 1996 fourth quarter. The decreased sales in its European markets is attributed in part to the Company's focus on restructuring its existing direct selling operations in Europe rather than increased sales.

         The Company has reached a definitive agreement for the sale of its German and Swiss direct selling operations as well as the rights to Austria. The transfer of operations began on September 2 and is expected to be completed within 30 days. Management anticipates that the sale of the Company's direct selling operations in the United Kingdom, Ireland, Holland, and Belgium will also occur in the second quarter of 1997.

         The Company will continue to sell products to those third party licensees, receive royalties and reimbursement for certain administrative services. The Company anticipates that its remaining direct selling operations in Italy and France will be replaced with this type of distribution arrangement during fiscal 1997.

COST AND EXPENSES

                                                                       First Quarter
                                                           -----------------------------------
                                                           1997          Change           1996
                                                           ----          ------           ----
                                                                  (Dollars In Thousands)
                     Dealer/Distributor commissions         $4,550         (44.92%)       $ 8,260
                     and allowances
                     Percentage of net revenues              33.43%                         38.18%
                     Cost of products sold                  $5,964         (25.58%)         8,014
                     Percentage of net revenues              43.82%                         37.05%

         The decrease in dealer/distributor commissions and allowances, as a percentage of net revenues, reflects a change of the sales mix and the revenue decline of the Company's direct selling subsidiaries, which pay dealer/distributor commissions on most of their sales.

         The increase in the cost of products sold, as a percentage of net revenues, resulted from the continued concentration of the Company's sales mix toward lower margin items.

                                                                      First Quarter
                                                           -----------------------------------
                                                           1997          Change           1996
                                                           ----          ------           ----
                                                                  (Dollars In Thousands)
                     Operating Expenses                     $4.563         (37.17%)        $7,168
                     Percentage of net revenues              33.53%                         33.14%


         The Company's decline in operating expenses reflect certain cost and expense controls implemented in fiscal 1996, expense reductions resulting from the sale of the Canadian direct selling operations and the pending sales of several of the European direct selling operations previously discussed.


                                                                   First Quarter
                                                       ----------------------------------
                                                       1997          Change          1996
                                                       ----          ------          ----
                                                                (Dollars In Thousands)
                     Interest Income                     $123                           $217
                     Interest Expense                    $  0                           $  5

         The decrease in interest income reflects lower average balances of cash and cash equivalents.

                                                                     First Quarter
                                                          ---------------------------------
                                                          1997         Change          1996
                                                          ----         ------          ----
                                                                (Dollars In Thousands)
                        Management fees                     $246        (38.04%)          $397
                           to NSA, Inc.
                        Percentage of net revenues          1.81%                         1.84%

         The Management fees decrease is due to the decline of the Company's revenue, primarily resulting from decreased sales by the Company's European direct selling subsidiaries, combined with the sale of the Canadian operations.


                                                                     First Quarter
                                                          ---------------------------------
                                                          1997         Change          1996
                                                          ----         ------          ----
                                                                (Dollars In Thousands)
                        Other income (expense)               $93                         $(314)
                        Percentage of net revenues           .68%                         1.45%

         The increase in other income resulted from foreign currency transaction gains, net of a small foreign currency hedging loss. The 1996 first quarter loss was primarily due to foreign currency transaction losses.

                                                                   First Quarter
                                                       ----------------------------------
                                                       1997                          1996
                                                       ----                          ----
                                                                (Dollars In Thousands)
                     Restructuring Costs               $3,000                             $0
                     Percentage of net revenues         22.04%

         During the 1997 first quarter, the Company charged $3,000,000 for expenses to be incurred with the closing of the Company's European Central Office and other changes as a result of the decision to sell the European direct selling operations.

                                                                   First Quarter
                                                       ----------------------------------
                                                       1997                          1996
                                                       ----                          ----
                                                                (Dollars In Thousands)
                      Provision for income taxes            $9                         $119
                      Effective tax rate                   N/A                          N/A

         The tax provision for the first quarter of 1996 reflects losses incurred by the European direct selling subsidiaries for which the Company was not able to recognize a tax benefit.


NET LOSS

                                                                     First Quarter
                                                          ---------------------------------
                                                          1997                         1996
                                                          ----                         ----
                                                                (Dollars In Thousands)
                        Net Loss                          $4,507                        $2,428
                        Earnings per share                $ (.93)                       $ (.50)



FUTURE OUTLOOK

         As the Company continues to change its operational philosophy from its current sales and distribution method to third party licenses, management anticipates that the Company will experience additional adverse short-term operating results.

         On April 30, 1996, the Company sold its Canadian direct selling operations. The Company has entered into a definitive agreement for the sale of the direct selling operations in Germany and Switzerland as well as the rights to Austria and has completed negotiations for the sale of the direct selling operations in the United Kingdom, Ireland, Belgium and Holland. The transfer of these European operations is expected to be consummated during the second quarter of 1997.

         In addition to the operational changes, the Company is currently test marketing a natural dietary food supplement and a diet program in the United States through its affiliate NSA, Inc. If the test is successful, this product will begin to be marketed as an addition to its Juice Plus product line in November 1996.

         The Company's focus toward third party licensees is expected to allow the Company to expand into new markets more quickly and efficiently. This approach is also intended to transfer from the Company to the distributors the costs associated with building and operating the corporate infrastructure required to open and support these markets. Management anticipates that its operational changes and new product introduction will provide the Company with long-term favorable operating results, although the ultimate effect of those changes cannot be determined.

LIQUIDITY AND CAPITAL RESOURCES

                                                                             First Quarter
                                                                     ----------------------------

                                                                         1997            1996
                                                                         ----            ----
                                                                        (Dollars in thousands)
                       Cash and cash equivalents                          $6,861          $9,068
                       Short-term investments                                 13             523
                       Working capital                                     7,227          10,809
                       Cash provided (used) by operating activities         (435)         (4,880)
                       Cash provided (used) by investing activities          154            (195)
                       Cash (used) by financing activities                (2,894)         (1,461)

         On July 9, 1996, the Company's affiliate, NSA, Inc. forgave approximately $7.9 million of debt which was due from the Company's direct selling subsidiaries. The amount of this debt forgiveness has increased the Company's Shareholders' Equity, Additional Paid-in Capital, by $1.63 per share of common stock.

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

         On February 12, 1993, a complaint for injunctive relief and damages was filed against the Company's affiliate, NSA, and Messrs. A. Jay Martin, L.F. Swords and George R. Poteet, individually, in the United States District Court for the Northern District of California. The named plaintiffs are seeking relief on behalf of themselves and for an alleged class of persons who participated or attempted to participate in NSA's multi-level marketing plan from February 13, 1989 to the present. The complaint alleges that the NSA multi-level marketing plan constitutes an unlawful pyramid scheme and the sale of unregistered securities made through the use of allegedly untrue, inaccurate and misleading statements of material facts. It further alleges that the NSA marketing plan was promoted utilizing fraudulent activities, unfair business practices and false advertising. NSA and the individual defendants answered denying the allegations. During a hearing on October 1, 1993, motions regarding the certification of the alleged class were argued before the court. On April 5, 1994, the case was moved to the Federal District Court for the Western District of Tennessee. The magistrate judge assigned to the case recommended certification of the class and NSA filed exceptions to the report. On August 20, 1996, the Court rendered an Order Granting Plaintiff's Motion for Class Certification as Modified. On September 6, 1996 the Defendants filed their Motion for Reconsideration, for Clarification of Class Certification, Stay or Alternatively for Interlocutory Appeal and a supporting Memorandum with the Court.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (Section  249.308 OF THIS CHAPTER).

         (a)     Exhibits.

                 27       Financial Data Schedule (for SEC use only).

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  NSA INTERNATIONAL, INC.


Date:  September 13, 1996         By:  /s/ Stan C. Turk
                                       --------------------------------------
                                       Stan C. Turk, Chief Financial Officer