Form 10-Q
period 1996-10-31
NSA INTERNATIONAL INC
filed 1996-12-16
CIK 850036

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    October 31, 1996
                              -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  ------------------------

Commission File Number:    0-19487
                       --------------------------------------------------------

                            NSA INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Tennessee                                       62-1387102
---------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
             or organization)

4260 East Raines Road, Memphis, Tennessee                               38118
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (901) 541-1223
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

     4,858,156 SHARES OF $.05 PAR VALUE COMMON STOCK WERE OUTSTANDING AT OCTOBER 31, 1996.

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

NSA International, Inc. and Subsidiaries:

     Consolidated Balance Sheets as of October 31, 1996 (unaudited) and April 30, 1996

     Consolidated Statements of Operations for the Three Month and Six Month Periods Ended October 31, 1996 and 1995 (unaudited)

     Consolidated Statements of Shareholders' Equity for the Six Month Periods Ended October 31, 1996 and 1995 (unaudited)

     Consolidated Statements of Cash Flows for the Six Month Periods Ended October 31, 1996 and 1995 (unaudited)

     Notes to Consolidated Financial Statements

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                              OCTOBER 31,           APRIL 30,
ASSETS                                                                           1996                  1996

CURRENT ASSETS:
 Cash and cash equivalents                                                $         5,881,723  $          8,754,770
 Short-term investments                                                                13,354                13,047
 Receivables, net                                                                   4,635,644             1,839,493
 Refundable income taxes                                                            1,131,680               729,545
 Inventories                                                                       10,376,164            10,233,158
 Deferred income taxes                                                                322,000               322,000
 Notes receivable - short-term                                                        330,000               125,000
 Other current assets                                                                 771,767             1,093,442
                                                                          -------------------  --------------------
      Total current assets                                                         23,462,332            23,110,455

PROPERTY AND EQUIPMENT, At cost:
 Leasehold improvements                                                               309,033               579,618
 Manufacturing equipment                                                              455,850               678,800
 Office furniture and equipment                                                     1,535,124             2,693,847
 Transportation equipment                                                              55,882               124,765
 Data processing equipment                                                          1,257,308             2,148,027
                                                                          -------------------  --------------------
      Total                                                                         3,613,197             6,225,057
Less accumulated depreciation and amortization                                     (1,784,285)           (3,347,843)
                                                                          -------------------  --------------------
      Property and equipment, net                                                   1,828,912             2,877,214

NOTES RECEIVABLE - LONG-TERM                                                        5,317,795             4,615,495

OTHER ASSETS                                                                          619,578               670,827
                                                                          -------------------  --------------------
TOTAL ASSETS                                                              $        31,228,617  $         31,273,991
                                                                          ===================  ====================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Amounts due to NSA, Inc.                                                 $         6,638,578  $            923,150
 Accounts payable, trade                                                              982,242             2,556,531
 Accrued sales commissions and allowances                                             274,183               771,868
 Accrued compensation and expenses                                                  6,544,390             4,724,392
 Accrued sales returns                                                              1,164,860             1,196,142
 Advance payments by dealers/distributors                                              44,397               105,079
 Income taxes payable                                                               1,294,932             1,068,596
 Other current liabilities                                                            148,895               441,300
                                                                          -------------------  --------------------
       Total current liabilities                                                   17,092,477            11,787,058

AMOUNTS DUE TO NSA, INC.                                                                                  7,900,000

DEFERRED INCOME TAXES                                                                 322,000               322,000

OTHER LIABILITIES                                                                   1,058,662             1,058,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $.05 par value, 100,000,000 shares authorized, 4,858,156
  outstanding at October 31, 1996 and April 30, 1996                                  242,908               242,908
 Additional paid-in capital                                                        29,106,950            21,196,430
 Deficit                                                                          (16,594,380)          (11,233,067)
                                                                          -------------------  --------------------
       Total shareholders' equity                                                  12,755,478            10,206,271
                                                                          -------------------  --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $        31,228,617  $         31,273,991
                                                                          ===================  ====================

See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                 THREE MONTHS                              SIX MONTHS
                                                               ENDED OCTOBER 31,                        ENDED OCTOBER 31,
                                                    -------------------------------------     ------------------------------------
                                                        1996                1995                  1996                  1995
NET REVENUES:
 Net sales                                          $   9,269,252          $   18,021,968        $   22,604,372        $38,780,085
 Dealer and distributor fee income                        172,745                 380,211               440,582          1,235,584
 Revolving credit fee income                                                       19,668                 6,769             38,206
                                                    -------------          --------------        --------------        -----------
       Total                                            9,441,997              18,421,847            23,051,723         40,053,875

COSTS AND EXPENSES:
 Dealer/distributor commissions and allowances         (1,584,701)             (6,965,766)           (6,134,402)       (15,226,333)
 Cost of products sold                                 (5,041,859)             (6,755,358)          (11,006,087)       (14,768,973)
 Operating expenses                                    (3,634,989)             (7,633,823)           (8,197,908)       (14,801,582)
 Licensing and management fees to NSA, Inc.              (142,595)               (328,944)             (389,044)          (725,870)
 Interest income                                          123,947                 207,075               246,833            424,030
 Interest expense                                              (4)                 (1,132)                   (4)            (6,511)
 Other income (expense), net                              174,424                  72,738               267,576           (241,205)
 Restructuring charge                                                                                (3,000,000)
                                                    -------------          --------------        --------------        -----------
       Total                                          (10,105,777)            (21,405,210)          (28,213,036)       (45,346,444)
                                                    -------------          --------------        --------------        -----------

LOSS BEFORE INCOME TAXES                                 (663,780)             (2,983,363)           (5,161,313)        (5,292,569)

INCOME TAX PROVISION                                     (190,532)                (36,243)             (200,000)          (155,270)
                                                    -------------          --------------        --------------        -----------

NET LOSS                                            $    (854,312)         $   (3,019,606)       $   (5,361,313)       $(5,447,839)
                                                    =============          ==============        ==============        ===========

LOSS PER COMMON SHARE                               $       (0.17)         $        (0.62)                (1.10)             (1.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                            4,858,156                4,858,156            4,858,156          4,858,156

TRANSACTIONS WITH NSA, INC. INCLUDED IN THE ABOVE:
 Net sales to NSA, Inc.                                $2,504,000          $     2,988,000       $    5,025,000        $ 6,088,000
 Cost of products sold (purchased from NSA, Inc.)             NIL                   96,960              293,823            468,655

See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTH PERIODS ENDED OCTOBER 31, 1996 AND 1995 (UNAUDITED)
-------------------------------------------------------------------------------

                                                          COMMON STOCK
                                                --------------------------------    ADDITIONAL
                                                     NUMBER                          PAID-IN
                                                    OF SHARES         AMOUNT         CAPITAL          DEFICIT        TOTAL
BALANCE AT APRIL 30, 1995                          4,858,156          $242,908       $21,197,616    $   (523,582)    20,916,942
 Repurchase of common stock and warrants                                                    (176)                          (176)
 Net loss                                                                                             (5,447,839)    (5,447,839)
                                                   ---------          --------       -----------    ------------    -----------
BALANCE AT OCTOBER 31, 1995                        4,858,156          $242,908       $21,197,440    $ (5,971,421)   $15,468,927
                                                   =========          ========       ===========    ============    ===========

BALANCE AT APRIL 30, 1996                          4,858,156          $242,908       $21,196,430    $(11,233,067)   $10,206,271
 Net loss                                                                                             (5,361,313)    (5,361,313)
 Forgiveness of debt by NSA, Inc.                                                      7,910,520                      7,910,520
                                                   ---------          --------       -----------    ------------    -----------
BALANCE AT OCTOBER 31, 1996                        4,858,156          $242,908       $29,106,950    $(16,594,380)   $12,755,478
                                                   =========          ========       ===========    ============    ===========

See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED OCTOBER 31, 1996 AND 1995 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                           OCTOBER 31,           OCTOBER 31,
                                                                                               1996                  1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                              $         (5,361,313) $       (5,447,839)
 Adjustments to reconcile net loss to net cash provided (used) by operations:
  Gain on sales of property and equipment                                                                                (32,700)
  Depreciation and amortization                                                                     383,054               486,081
  Restructuring charge                                                                            3,000,000
  Changes in assets and liabilities:
   Receivables, net                                                                              (2,791,827)              662,881
   Inventories                                                                                     (183,812)            1,458,152
   Other current assets                                                                             231,167               305,044
   Accounts payable                                                                              (1,574,289)             (405,987)
   Liability for sales returns                                                                      (31,282)             (233,438)
   Advance payments by dealers/distributors                                                         (60,682)             (108,301)
   Accrued expenses                                                                              (1,782,687)           (2,899,355)
   Income taxes payable and refundable                                                             (175,799)             (286,436)
   Other liabilities                                                                               (292,405)              795,066
                                                                                       --------------------  --------------------
       Net cash used in operating activities                                                     (8,639,875)           (5,706,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments                                                                                      (551,790)
 Sales of short-term investments                                                                                          515,200
 Purchases of property and equipment                                                                 (9,120)             (283,409)
 Proceeds from sales of property and equipment                                                                             12,732
 Proceeds from receipt of notes receivable                                                           50,000               500,000
                                                                                       --------------------  --------------------
       Net cash provided by (used in) investing activities                                           40,880               192,733

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of common stock and warrants                                                                                     (176)
 Advances from (repayments to) NSA, Inc. for equipment purchases and working capital              5,725,948            (1,555,546)
                                                                                       --------------------  --------------------
       Net cash provided by (used in) financing activities                                        5,725,948            (1,555,722)
                                                                                       --------------------  --------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (2,873,047)           (7,069,821)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    8,754,770            15,603,316
                                                                                       --------------------  --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $          5,881,723  $          8,533,495
                                                                                       ====================  ====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for:
  Interest                                                                             $                NIL  $              6,511
  Income taxes                                                                                      223,310               355,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
See discussion of non-cash investing and financing activities in Note 4.


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIODS ENDED OCTOBER 31, 1996 AND 1995 (UNAUDITED)
--------------------------------------------------------------------------------

1.   FINANCIAL STATEMENT PRESENTATION

     The consolidated balance sheet as of October 31, 1996, the consolidated statements of operations for the three month and six month periods ended October 31, 1996 and 1995, and the consolidated statements of shareholders' equity and cash flows for the six month periods ended October 31, 1996 and 1995 have been prepared by the Company, without audit. It is management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 1996 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

3.   INVENTORIES

     Inventories consisted of the following:

                                                              OCTOBER 31, 1996       APRIL 30, 1996
     Raw materials                                              $ 4,718,468            $ 5,850,158
     Finished goods                                               8,305,489              6,733,874
     Accessories                                                  1,751,238              1,933,995
                                                                -----------            -----------
            Total at cost                                        14,775,195             14,518,027
     Reserve for excess and obsolete inventory                   (4,399,031)            (4,284,869)
                                                                -----------            -----------

            Total                                               $10,376,164            $10,233,158
                                                                ===========            ===========

4.   RESTRUCTURING CHARGE AND SALE OF CERTAIN OPERATIONS

     During the second quarter of 1997, the Company sold its operating rights and certain fixed assets in Germany, Switzerland, Belgium, Holland, and the United Kingdom. Consideration was received in the form of notes receivable which provide for annual payments of principal and interest over the next six to seven years. As the rates on the notes are substantially less than current market rates, these notes were discounted to a present value of $1,510,000 using the current U.S. prime rate of 8.25%. The gain on the sale of $630,000 is being deferred, as the buyers did not make any payments to the Company as of the closing dates; this deferred gain is offset against the related notes receivable on the accompanying balance sheet and will be ratably recognized by the Company as the notes are collected.
     Also, these dispositions obligate the buyers to assume responsibilities for future multi-level direct selling operations in these countries.

     During the first quarter of 1997, the Company announced its decision to close its European headquarters. Accordingly, a restructuring charge totalling $3,000,000 was reflected during the first quarter of fiscal 1997. The charge includes estimates of $975,000 to writedown fixed assets to net realizable value, $500,000 to recognize termination costs of certain employees, $200,000 to accrue costs related to early termination of leases, $825,000 to writedown certain inventories which will be obsolete as a result of the restructuring, and $500,000 for salary and other shutdown expenses after these operations are sold. Costs totalling $325,000, principally related to salaries and shutdown expenses, were charged against the reserve in the second quarter of 1997. Additional employee termination costs of $500,000 to $1,000,000 are expected during the implementation of the restructuring plan, which is expected to be completed by the end of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion should be read in conjunction with the Consolidated Financial Statements and the discussion of NSA International, Inc.'s (the "Company") business and other detailed information appearing elsewhere herein. All information is based on the Company's fiscal quarter and six months ended October 31, 1996.

RESULTS OF OPERATIONS


Net Revenues                                     Second Quarter                  Six Months
                                            -------------------------   ---------------------------
                                             1997     Change    1996      1997     Change    1996
                                            ------  ---------- ------   -------- --------- --------
                                                            (Dollars in thousands)
Net revenues                              $ 9,442   (48.74%)  $18,421   $23,052   (42.45%)  $40.053
Cost and expenses                          10.106   (52.79%)   21,405    28,213   (37.78%)   45,346
Percentage of net revenues                 107.02%             116.20%   122.39%             113.21%
Net loss                                      854               3,020     5,361                5448
Loss per share                            $  (.17)            $  (.62)  $ (1.10)            $ (1.12)

     The decrease in the second quarter and the first six month's net revenues resulted from the sale of the Company's direct selling operations in Canada, Germany, Switzerland, United Kingdom, Belgium, Ireland and Holland. The Company's Canadian direct selling operations were sold during the 1996 fourth quarter. The Company's German and Swiss direct selling operations were sold effective September 2, 1996 and the operations in the United Kingdom, Ireland, Holland, and Belgium were sold October 2, 1996.


Costs and Expenses


                                                 Second Quarter                  Six Months
                                            -------------------------   ---------------------------
                                             1997     Change    1996      1997     Change    1996
                                            ------  ---------- ------   -------- --------- --------
                                                            (Dollars in thousands)
Dealer/Distributor commissions and
allowances                                 $1,584   (77.26%)  $6,966   $ 6,314   (59.71%)  $15,226
Percentage of net revenues                  16.79%             37.82%    26.61%              38.01%
Cost of products sold                       5.042   (25.36%)   6,755    11,006   (25.48%)   14,769
Percentage of net revenues                  53.40%             36.67%    47.74%              36.87%

     The 1997 second quarter and first six months decreases in dealer/distributor commissions and allowances, as a percentage of net revenues, reflect the change of the sales mix resulting from the sale of certain direct selling operations which paid dealer/distributor commissions on most of their prior sales.

     The 1997 increases in the cost of products sold resulted from the Company's increase in the portion of sales to lower margined sales of products to third party licensees versus the Company's direct selling operations.



Net Revenues                                     Second Quarter                  Six Months
                                            -------------------------   ---------------------------
                                             1997     Change    1996      1997     Change    1996
                                            ------  ---------- ------   -------- --------- --------
                                                            (Dollars in thousands)
Operating expenses                        $3,635    (52.38%)  $7,634    $8,198    (44.62%)  $14,802
Percentage of net revenues                 38.49%              41.44%    35.56%               36.96%

     The Company's 1997 second quarter and first six months declines in operating expenses reflect certain cost and expense controls implemented in fiscal 1996 and expense reductions resulting from the sale of the Canadian direct selling operations and the sale of several of the European direct selling operations in the 1997 second quarter.



                             Second Quarter          Six Months
                         ---------------------  --------------------
                          1997   Change  1996   1997   Change   1996
                         ------ -------- -----  ----  --------  ----
                                    (Dollars in thousands)
Interest income           $123   40.58%  $207   $246  (41.98%)  $424
Interest expense          $-0-              2   $-0-               7

     The decrease in interest income reflects lower average balances of cash and cash equivalents.



                                  Second Quarter          Six Months
                              ---------------------  --------------------
                               1997   Change  1996   1997   Change   1996
                              ------ -------- -----  ----  --------  ----
                                         (Dollars in thousands)
Management fees to NSA, Inc.   $ 143  (56.53%) $ 329  $ 389 (46.42)% $ 726
Percentage of net revenues      1.51%           1.79%  1.69%          1.81%

     The decrease in management fees is due to the sale of the Canadian and selected European direct selling operations.




                             Second Quarter      Six Months
                            ----------------  ---------------
                             1997     1996     1997     1996
                            ------   -------  -------  ------
                                  (Dollars in thousands)
Other income (expense)      $ 175   $ 73      $ 268    $ (241)
Percentage of net revenues   1.85%   .40%      1.16%    (0.60)%

     Approximately $75,000 of the 1997 second quarter and $100,000 of the 1997 first six month's increases in other income resulted from foreign currency transaction and translation gains, net of a small foreign currency hedging loss. The remaining increases in other income of approximately $100,000 and $168,000 for the 1997 second quarter and first six months, respectively, were due to the increases in discounts earned and miscellaneous income. The 1996 six month loss was primarily due to foreign currency hedging which was partially offset by currency translation and transaction gains.



                             Second Quarter      Six Months
                            ----------------  ---------------
                             1997     1996     1997     1996
                            ------   -------  -------  ------
                                  (Dollars in thousands)
Restructuring Costs         $-0-      $-0-     $3,000   $-0-
Percentage of Net Revenues                      43.01%

     During the 1997 first quarter, the Company charged $3,000,000 for expenses to be incurred with the closing of the Company's European Central Office in Amsterdam and other changes as a result of the sale of selected European direct selling operations.



                             Second Quarter      Six Months
                            ----------------  ---------------
                             1997     1996     1997     1996
                            ------   -------  -------  ------
                                  (Dollars in thousands)
Provision for income taxes  $191      $36      $200     $155

     The tax provision for the 1997 second quarter and first six months resulted from taxable income from the Company's domestic operations which were unable to be offset by the losses incurred by the Company's European direct selling subsidiaries.


Net Loss

                             Second Quarter      Six Months
                            ----------------  ---------------
                             1997     1996     1997     1996
                            ------   -------  -------  ------
                                  (Dollars in thousands)
Net Loss                    $ 854    $3,020   $5,361   $5,448
Loss per share              $(.17)   $ (.62)  $(1.10)  $(1.12)

Future Outlook

     In the 1997 second quarter, the Company completed the sale of its European direct selling operations in the United Kingdom, Ireland, Holland, and Belgium to third party licensees. The Company is currently negotiating distribution rights to several other foreign markets. Management anticipates the Company will continue to incur adverse short-term operating results until it satisfactorily converts a sufficient portion of its operation to its new method of doing business.

     The Company's U.S affiliate, NSA, Inc., launched Juice Plus Thins(TM) the Company's dietary food supplement, on October 31, 1996. NSA, Inc. also began selling the Company's Pet Plus(TM), a food supplement for dogs and cats, during NSA, Inc.'s fall convention in Nashville. The Company is in the process of getting foreign product approvals for these products to allow for the sales of these products by its third party licensees.

     Management anticipates that its operational changes and new product introductions will provide the Company with long-term favorable operating results, although the ultimate effect of these changes cannot be determined.


Liquidity and Capital Resources


                                                     Six Months
                                              -----------------------
                                                 1997         1996
                                              ----------   ----------
                                               (Dollars in thousands)
Cash and cash equivalents                     $ 5,882      $ 8,533
Short-term investments                             13          558
Working capital                                 6,369        8,978
Cash provided (used) by operating activities   (8,640)      (5,707)
Cash provided (used) by investing activities       41          193
Cash (used) by financing activities             5,726       (1,556)

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

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) On December 3, 1996, the annual meeting of the shareholders of the Company was held for the purpose of electing directors and approving the appointment of auditors. Proxies for the meeting were solicited and there was no solicitation in opposition to management's solicitations. Holders of 4,858,156 shares were eligible to vote and 4,408,478 shares or 90.7% were represented at the meeting either in person or by proxy.

         (b) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:


         Director                   For          Against    Withheld
         --------                   ---          -------    --------
         J. Neil Rood               4,291,574    400        111,504
         Charles R. Evans, Jr.      4,291,574    400        111,504
         A. Jay Martin              4,291,574    400        111,504

         The following directors continued in office following the meeting:

                  Name                                Term Expires
                  ----                                ------------
                  L.F. Swords                         1997
                  George R. Poteet                    1997
                  William W. Deupree, Jr.             1997
                  William T. Williams                 1997

     The shareholders approved the appointment of as Deloitte & Touche, L.L.P. as independent auditors for the year ending April 30, 1997 by the following vote:


                  For           Against       Withheld
                  ---           -------       --------
                  4,401,878     1,600         0

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (Section  249.308 OF THIS CHAPTER).

         (a) Exhibits.

             27  Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K.

             Current Report on Form 8-K filed on September 17, 1996

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      NSA INTERNATIONAL, INC.


Date:  December 12, 1996              By: /s/ Stan C. Turk
                                          ------------------------------------
                                          Stan C. Turk, Chief Financial Officer