Form 10-Q
period 1997-01-31
NSA INTERNATIONAL INC
filed 1997-03-17
CIK 850036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    January 31, 1997
                               ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  ----------------------------

Commission File Number:    0-19487
                       ---------------------------------------------------------

                             NSA INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Tennessee                                            62-1387102
--------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer Identification No.)
                or organization)

4260 East Raines Road, Memphis, Tennessee                                    38118
--------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                   (Zip Code)

                                 (901) 541-1223
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

         4,858,156 shares of $.05 par value common stock were outstanding at January 31, 1997.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

NSA International, Inc. and Subsidiaries:

         Consolidated Balance Sheets as of January 31, 1997 (unaudited) and April 30, 1996

         Consolidated Statements of Operations for the Three Month and Nine Month Periods Ended January 31, 1997 and 1996 (unaudited)

         Consolidated Statements of Shareholders' Equity for the Nine Month Periods Ended January 31, 1997 and 1996 (unaudited)

         Consolidated Statements of Cash Flows for the Nine Month Periods Ended January 31, 1997 and 1996 (unaudited)

         Notes to Consolidated Financial Statements

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            JANUARY 31,      APRIL 30,
ASSETS                                                                         1997            1996

CURRENT ASSETS:
  Cash and cash equivalents                                                $  5,866,179    $  8,754,770
  Short-term investments                                                         13,507          13,047
  Receivables, net                                                            3,771,805       1,839,493
  Refundable income taxes                                                       786,750         729,545
  Inventories                                                                 9,436,070      10,233,158
  Deferred income taxes                                                         322,000         322,000
  Notes receivable - short-term                                                 305,000         125,000
  Other current assets                                                          850,125       1,093,442
                                                                           ------------    ------------

          Total current assets                                               21,351,436      23,110,455

PROPERTY AND EQUIPMENT, At cost:
  Leasehold improvements                                                        309,033         579,618
  Manufacturing equipment                                                       456,062         678,800
  Office furniture and equipment                                              1,427,951       2,693,847
  Transportation equipment                                                                      124,765
  Data processing equipment                                                   1,243,818       2,148,027
                                                                           ------------    ------------
          Total                                                               3,436,864       6,225,057
  Less accumulated depreciation and amortization                             (1,799,694)     (3,347,843)
                                                                           ------------    ------------

          Property and equipment, net                                         1,637,170       2,877,214

NOTES RECEIVABLE - LONG-TERM                                                  5,215,431       4,615,495

OTHER ASSETS                                                                    658,007         670,827
                                                                           ------------    ------------

TOTAL ASSETS                                                               $ 28,862,044    $ 31,273,991
                                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Amounts due to NSA, Inc.                                                 $  8,422,927    $    923,150
  Accounts payable, trade                                                     1,064,347       2,556,531
  Accrued sales commissions and allowances                                      269,937         771,868
  Accrued compensation and expenses                                           4,484,515       4,724,392
  Accrued sales returns                                                         946,240       1,196,142
  Advance payments by dealers/distributors                                       16,655         105,079
  Income taxes payable                                                          799,190       1,068,596
  Other current liabilities                                                     162,502         441,300
                                                                           ------------    ------------

          Total current liabilities                                          16,166,313      11,787,058

AMOUNTS DUE TO NSA, INC                                                                       7,900,000

DEFERRED INCOME TAXES                                                           322,000         322,000

OTHER LIABILITIES                                                             1,058,662       1,058,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.05 par value, 100,000,000 shares authorized, 4,858,156
    outstanding at January 31, 1997 and April 30, 1996                          242,908         242,908
  Additional paid-in capital                                                 29,106,950      21,196,430
  Deficit                                                                   (18,034,789)    (11,233,067)
                                                                           ------------    ------------

          Total shareholders' equity                                         11,315,069      10,206,271
                                                                           ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 28,862,044    $ 31,273,991
                                                                           ============    ============


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            THREE MONTHS                    NINE MONTHS
                                                                          ENDED JANUARY 31,               ENDED JANUARY 31,
                                                                    ----------------------------    ----------------------------
                                                                        1997            1996            1997            1996

NET REVENUES                                                        $  7,433,358    $ 18,347,914    $ 30,485,081    $ 58,401,789

COSTS AND EXPENSES:
  Dealer/distributor commissions and allowances                         (372,169)     (7,303,187)     (6,506,571)    (22,529,520)
  Cost of products sold                                               (4,909,891)     (6,589,760)    (15,915,978)    (21,358,733)
  Operating expenses                                                  (3,786,482)     (6,962,292)    (11,984,390)    (21,763,874)
  Interest income, net                                                   161,859         148,026         408,688         565,545
  Licensing and management fees to National Safety
    Associates, Inc.                                                     (38,446)       (349,021)       (427,490)     (1,074,891)
  Restructuring costs                                                                                 (3,000,000)
  Other income (expense), net                                            (23,872)        (32,794)        243,704        (273,999)
                                                                    ------------    ------------    ------------    ------------

          Total                                                       (8,969,001)    (21,089,028)    (37,182,037)    (66,435,472)
                                                                    ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                                              (1,535,643)     (2,741,114)     (6,696,956)     (8,033,683)

INCOME TAX BENEFIT (EXPENSE)                                              95,234           6,441        (104,766)       (148,829)
                                                                    ------------    ------------    ------------    ------------

NET LOSS                                                            $ (1,440,409)   $ (2,734,673)   $ (6,801,722)   $ (8,182,512)
                                                                    ============    ============    ============    ============

LOSS PER COMMON SHARE                                               $      (0.30)   $      (0.56)   $      (1.40)   $      (1.68)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                          4,858,156       4,858,156       4,858,156       4,858,156

TRANSACTIONS WITH NATIONAL SAFETY
  ASSOCIATES, INC. INCLUDED IN THE ABOVE:
    Net sales to National Safety Associates, Inc.                   $  2,206,000    $  2,700,000    $  7,231,000    $  8,788,000
    Cost of products sold (purchased from National Safety
      Associates, Inc.)                                                   83,669         492,185         348,628         960,840


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
NINE MONTH PERIODS ENDED JANUARY 31, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------


                                                   COMMON STOCK
                                            ----------------------------     ADDITIONAL
                                               NUMBER                         PAID-IN
                                              OF SHARES       AMOUNT          CAPITAL        DEFICIT          TOTAL

1996

BALANCE AT APRIL 30, 1995                     4,858,156    $    242,908    $ 21,197,616   $   (523,582)   $ 20,916,942
  Repurchase of warrants                                                           (700)                          (700)
  Net loss                                                                                  (8,182,512)     (8,182,512)
                                              ---------    ------------    ------------   ------------    ------------

BALANCE AT JANUARY 31, 1996                   4,858,156    $    242,908    $ 21,196,916   $ (8,706,094)   $ 12,733,730
                                              =========    ============    ============   ============    ============

1997

BALANCE AT APRIL 30, 1996                     4,858,156    $    242,908    $ 21,196,430   $(11,233,067)   $ 10,206,271
  Net loss                                                                                  (6,801,722)     (6,801,722)
  Forgiveness of debt by NSA, Inc.                                            7,910,520                      7,910,520
                                              ---------    ------------    ------------   ------------    ------------

BALANCE AT JANUARY 31, 1997                   4,858,156    $    242,908    $ 29,106,950   $(18,034,789)   $ 11,315,069
                                              =========    ============    ============   ============    ============


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED JANUARY 31, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $ (6,801,722)   $ (8,182,512)
  Adjustments to reconcile net loss to net cash used by operations:
    Gain (loss) on sales of property and equipment                              113,061         (17,134)
    Depreciation and amortization                                               524,090         705,176
    Restructuring costs                                                       3,000,000
    Changes in assets and liabilities:
      Receivables, net                                                       (1,928,141)        554,426
      Inventories                                                               756,282       2,754,270
      Other current and noncurrent assets                                       114,380         856,890
      Accounts payable, trade                                                (1,889,641)       (950,974)
      Accrued sales returns                                                    (249,902)       (351,662)
      Other accrued expenses                                                 (3,935,232)     (1,482,138)
      Income taxes payable/refundable                                            70,846         (69,441)
      Other liabilities                                                        (278,798)        910,491
                                                                           ------------    ------------

            Net cash used in operating activities                           (10,504,777)     (5,272,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                                          (607,978)
  Sales of short-term investments                                                               515,200
  Proceeds from collection of notes receivable                                  177,364         500,000
  Purchase of property and equipment                                            (71,475)       (301,038)
  Proceeds from sales of property and equipment                                                 123,665
                                                                           ------------    ------------

            Net cash provided by investing activities                           105,889         229,849

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock and warrants                                                          (700)
  Advances from (repayments to) National Safety Associates, Inc.              7,510,297        (159,573)
                                                                           ------------    ------------

            Net cash provided by (used in) financing activities               7,510,297        (160,273)
                                                                           ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (2,888,591)     (5,203,032)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                8,754,770      15,603,316
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  5,866,179    $ 10,400,284
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                               $        NIL    $     29,000
    Income taxes                                                                223,310         218,270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  See discussion of non-cash financing activities in Note 4.


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTH PERIODS ENDED JANUARY 31, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------

1.       FINANCIAL STATEMENT PRESENTATION

         The consolidated balance sheet as of January 31, 1997, the consolidated statements of operations for the three month and nine month periods ended January 31, 1997 and 1996, and the consolidated statements of shareholders' equity and cash flows for the nine month periods ended January 31, 1997 and 1996 have been prepared by the Company, without audit. It is management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 1997 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

3.       INVENTORIES

         Inventories consisted of the following:

                                                                   JANUARY 31, 1997   APRIL 30, 1996

         Raw materials                                               $  3,251,071      $  5,850,158
         Finished goods                                                 7,913,834         6,733,874
         Accessories                                                    1,534,845         1,933,995
                                                                     ------------      ------------
                    Total at cost                                      12,699,750        14,518,027
         Reserve for excess and obsolete inventory                     (3,263,680)       (4,284,869)
                                                                     ------------      ------------

                    Total                                            $  9,436,070      $ 10,233,158
                                                                     ============      ============

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

         During the first quarter of 1997, the Company announced its decision to close its European headquarters. Accordingly, a restructuring charge totalling $3,000,000 was reflected during the first quarter of fiscal 1997. The charge includes estimates of $975,000 to writedown fixed assets to net realizable value, $500,000 to recognize termination costs of certain employees, $200,000 to accrue costs related to early termination of leases, $825,000 to writedown certain inventories which will be obsolete as a result of the restructuring, and $500,000 for salary and other shutdown expenses after these operations are sold. Costs totalling $1,115,000 principally related to inventory write-offs, salaries and shutdown expenses, were charged against the reserve in the second and third quarter of 1997. Additional employee termination costs of $500,000 to $1,000,000 are expected during the implementation of the restructuring plan, which is expected to be completed by the end of fiscal 1997.

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

RESULTS OF OPERATIONS

Net Revenue

                                                  Third Quarter                                       Nine Months
                                            ---------------------------                         ------------------------
                                        1997          Change           1996                 1997         Change         1996
                                        ----          ------           ----                 ----         ------         ----
                                                                        (Dollars In Thousands)

Net revenues                           $ 7,433       (59.49)%        $18,348             $30,485       (47.80)%       $58,401
Cost and expenses                        8,969       (57.47)%         21,089              37,182       (43.17)%        66,435
Percentage of net revenues              120.66%                       114.94%             121.97%                      112.47%
Net income (loss)                       (1,440)                       (2,735)             (6,801)                      (8,183)
Earnings (loss) per share              $  (.30)                      $  (.56)            $ (1.40)                     $ (1.68)

         The decrease in the third quarter and first nine month's revenues resulted from the sale of certain of the Company's direct selling operations in the 1996 fourth quarter and the 1997 second quarter.



Costs and Expenses


                                                   Third Quarter                                     Nine Months
                                              -----------------------                           ----------------------
                                         1997        Change           1996                 1997         Change         1996
                                         ----        ------           ----                 ----         ------         ----
                                                                        (Dollars In Thousands)

Dealer/Distributor                       $  372      (94.91)%         $7,303              $ 6,507      (71.12)%       $22,530
    commissions and allowances
Percentage of net revenues                 5.00%                       39.80%               21.34%                      38.58%
Cost of products sold                     4,910      (25.49)%          6,590               15,916      (25.48)%        21,359
Percentage of net revenues                66.06%                       35.92%               52.21%                      36.57%

         The decreases in dealer/distributor commissions and allowances, as a percentage of net revenues, for the 1997 third quarter and first nine months reflect the change of the sales mix resulting from the sale of certain direct selling operations which paid dealer/distributor commissions on most of their prior sales.

         The 1997 increases in the cost of products sold as a percentage of net revenues resulted from the continued change in the Company's operations to sales to third party licensees which have lower sales margins.

                                                   Third Quarter                                     Nine Months
                                              -----------------------                           ----------------------
                                         1997        Change           1996                 1997         Change         1996
                                         ----        ------           ----                 ----         ------         ----
                                                                        (Dollars In Thousands)


Operating expenses                       $3,786      (45.63)%         $6,963              $11,984      (44.93)%       $21,764
Percentage of net revenues                50.94%                       37.95%               39.31%                      37.27%

         The Company's declines in operating expenses for the 1997 third quarter and first nine months reflect expense reductions resulting from the sale of the Canadian direct selling operations in the 1996 fourth quarter and the sale of several of the European direct selling operations in the 1997 second quarter.

                                                   Third Quarter                                     Nine Months
                                              -----------------------                           ----------------------
                                         1997        Change           1996                 1997         Change         1996
                                         ----        ------           ----                 ----         ------         ----
                                                                        (Dollars In Thousands)


Interest income net                      $163        10.13%           $148                $409         (29.36)%       $579


         The decrease in interest income for the first nine months reflects lower average balances of cash and cash equivalents.


                                                   Third Quarter                                     Nine Months
                                              -----------------------                           ----------------------
                                         1997        Change           1996                 1997         Change         1996
                                         ----        ------           ----                 ----         ------         ----
                                                                        (Dollars In Thousands)

Management fees  to NSA, Inc.            $38         (89.11)%         $349                $427         (60.28)%       $1,075
Percentage of net revenues               0.5%                         1.90%               1.4%                          1.84%

         The decrease in management fees is due to the sale of certain of the Company's direct selling operations.


                                                  Third Quarter                                       Nine Months
                                                 ---------------                                     ------------
                                        1997                           1996                 1997                        1996
                                        ----                           ----                 ----                        ----
                                                                        (Dollars In Thousands)
Other income (expense)                  $(24)                          $(32)                $244                       $(274)
Percentage of net revenues              (0.3)%                          0.2%                 0.8%                       (.47)%


         The 1997 third quarter expense was primarily due to foreign currency transaction and translation losses, which included a small foreign currency hedging loss. The third quarter foreign currency translation and transaction losses have reduced the 1997 first nine months' gain to approximately $30,000. The 1996 nine month loss was primarily due to foreign currency hedging which was partially offset by current translation and transaction gains.

                                                  Third Quarter                                       Nine Months
                                                 ---------------                                     ------------
                                        1997                           1996                 1997                        1996
                                        ----                           ----                 ----                        ----
                                                                        (Dollars In Thousands)

Restructuring Costs                     0                              $0                   $3,000                       $0
Percentage of net revenues              0%                                                    9.84%

         During the 1997 first quarter, the Company charged $3,000,000 for expenses to be incurred with the closing of the Company's European Central Office in Amsterdam and other charges as a result of the sale of selected European direct selling operations.




                                                  Third Quarter                                   Nine Months
                                                 ---------------                                 ------------
                                         1997                       1996                 1997                        1996
                                         ----                       ----                 ----                        ----
                                                                   (Dollars In Thousands)
Benefit (provision) for income taxes    $  96                         $  6              $ (104)                     $ (149)
Effective tax rate                       6.67%                         .22%              (1.53)%                     (1.82)%

         The low effective tax rate results from certain losses incurred by the Company's European direct selling subsidiaries, which cannot be utilized.



Net Loss

                                                Third Quarter                                       Nine Months
                                                ---------------                                     ------------
                                       1997                           1996                 1997                        1996
                                       ----                           ----                 ----                        ----
                                                                      (Dollars In Thousands)

Net income (loss)                    $(1,440)                       $(2,735)            $(6,801)                     $(8,183)
Earnings (loss) per share            $  (.30)                       $  (.56)            $ (1.40)                     $ (1.68)




Future Outlook

         The Company is continuing negotiations to sell its remaining direct selling operations located in Italy and France. Management anticipates that the disposition of these operations will be completed during the 1997 fourth quarter or 1998 first quarter.

         In the 1997 fourth quarter the Company anticipates introducing a new water filter, which has interchangeable replaceable filter cartridges. This filter system has several different types of replaceable filter cartridges available so that customers may choose a cartridge which will solve their specific type of water problem. This product, coupled with the 1997 third quarter new product introduction of Juice Plus Thins(TM), the Company's latest dietary food supplement, and Pet Plus(TM), a food supplement for dogs and cats, continues to successfully extend the Company's product lines.

         In addition to these new products, the Company is aggressively expanding into new markets. During the 1997 third quarter, the Company entered into agreements for the distribution by third parties of its products in Russia, Turkey, Poland and Pakistan. In the 1998 first quarter, the Company expects its new Spanish Master Distributor to commence operations in Spain and Portugal. The Company is currently negotiating with third parties for the introduction of its product lines into Australia, New Zealand, Denmark, Finland, Norway and Sweden as well as certain new Asian markets.

         Management anticipates that the operational changes, new product introductions, and the opening of new markets will have a positive effect on its 1998 operating results. Although the ultimate effect of these changes cannot be determined, Management anticipates that the Company's operations will improve to the extent that the Company will be profitable on or before the fourth quarter of 1998.

         The statement above concerning the trend toward future profitability of the Company is a forward-looking statement within the meaning of Section 23E of the Securities Exchange Act of 1934, and is intended to qualify for safe harbor protection as defined therein. Investors are cautioned that the Company's ability to generate future positive operating results are subject to risks and uncertainties including: (i) the Company's inability to retain existing and to attract new distributors, (ii) the Company's inability to sell its remaining European direct selling operations, and thereby realizing significant expense reductions, and (iii) the Company's inability to successfully introduce new products or to penetrate new markets.


Liquidity and Capital Resources



                                                                               Nine Months
                                                                       ---------------------------
                                                                   1997                           1996
                                                                   ----                           ----
                                                                      (Dollars in thousands)

Cash and cash equivalents                                        $  5,866                        $10,400
Short-term investments                                                 14                            614
Working capital                                                     5,185                          6,513
Cash provided (used) by operating activities                      (10,505)                        (5,273)
Cash provided (used) by investing activities                          105                            230
Cash (used) by financing activities                                 7,510                           (160)

         The Company has sufficient cash on-hand to finance current operations and does not anticipate requiring additional funding in excess of the current cash balances and cash flow generated from operations. If required, management believes additional funding will be available from financial institutions or NSA, Inc. at satisfactory terms.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                 The Company is party to various claims and matters of litigation that arise in the normal course of its business. Management of the Company believes the resolution of these matters will not have a material adverse effect on the results of operations or the financial condition of the Company.

         On February 12, 1993, a complaint for injunctive relief and damages was filed against the Company's affiliate, NSA, and Messrs. A. Jay Martin, L.F. Swords and George R. Poteet, individually, in the United States District Court for the Northern District of California. The named plaintiffs are seeking relief on behalf of themselves and for an alleged class of persons who participated or attempted to participate in NSA's multi-level marketing plan from February 13, 1989 to the present. The complaint alleges that the NSA multi-level marketing plan constitutes an unlawful pyramid scheme and the sale of unregistered securities made through the use of allegedly untrue, inaccurate and misleading statements of material facts. It further alleges that the NSA marketing plan was promoted utilizing fraudulent activities, unfair business practices and false advertising. NSA and the individual defendants answered denying the allegations. During a hearing on October 1, 1993, motions regarding the certification of the alleged class were argued before the court. On April 5, 1994, the case was moved to the Federal District Court for the Western District of Tennessee. The magistrate judge assigned to the case recommended certification of the class and NSA filed exceptions to the report. On August 20, 1996, the Court rendered an Order Granting Plaintiff's Motion for Class Certification as Modified. On March 12, 1996, the Court denied Defendant's Motion for Reconsideration, for Clarification of Class Certification, Stay or Alternatively for Interlocutory Appeal.

ITEM 2.  CHANGES IN SECURITIES.

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (SS. 249.308 OF THIS CHAPTER).

         (a) Exhibits.

             27 Financial Data Schedule (for SEC purposes only)

         (b) Reports on Form 8-K.

         Current Report on Form 8-K filed on November 27, 1996

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           NSA INTERNATIONAL, INC.



Date: March 14, 1997                  By: /s/ Stan C. Turk
                                          -------------------------------------
                                          Stan C. Turk, Chief Financial Officer