Form 10-K
period 1997-04-30
NSA INTERNATIONAL INC
filed 1997-07-29
CIK 850036

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended     April 30, 1997
                         ------------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                              ------------------------  -----------------------
Commission file number   0-19487
                      ---------------------------------------------------------

                            NSA INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Tennessee                                            62-1387102
-----------------------------                        --------------------------
State or other jurisdiction                          (I.R.S. Employer
incorporation or organization                                Identification No.)

4260 East Raines Road, Memphis, Tennessee                               38118
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (901) 541-1223
                                                  -----------------
Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.05 par value
                     ------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----    ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: $2,705,720 computed by reference to a price of $1.5625 per share, the last reported sales price of the registrant's Common Stock on July 21, 1997.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at July 21, 1997
--------------------------------                   ----------------------------
  Common Stock, $.05 par value                               4,858,156

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

                                     PART I

Item 1.  Business.

General

         NSA International, Inc. (the "Company") sells consumer products domestically and internationally through subsidiaries and third parties primarily utilizing multi-level and/or direct selling marketing systems. In a limited number of international markets, the Company does sell its proprietary consumer products to third-party distributors for traditional retail distribution. The Company's products include nutritional products, air and water filtration systems, security products, and a sparkling water system, all of which were designed principally for individual use. The Company's products are proprietary and most were developed by or for the Company or its affiliated entities. In the United States, the Company sells its products to National Safety Associates, Inc. ("NSA"), an affiliated Tennessee corporation, for resale to NSA's dealers and distributors. Outside the United States, the Company sells its products to third party distributors for retail distribution through local representative agents, dealers, and distributors in the United Kingdom, Ireland, Germany, Switzerland, the Netherlands, Belgium, Austria, Spain, Portugal, Andorra, the Russian Federation, Canada and certain parts of Asia. Additionally, the Company has entered into distribution agreements with third party distributors in Australia, New Zealand, Fiji, Pakistan, Peru, Israel and Turkey, although product sales to such distributors have not yet begun. In France and Italy, the Company does continue to sell its products through its wholly-owned subsidiaries to dealers and distributors residing in those countries.

Operations

         Since organization, the Company's philosophy has been to pursue increased revenues through new product lines and product line and market expansion. In order to reduce the costs associated with product line expansion, the Company has shifted the manufacturing of all of its products to unaffiliated manufacturing organizations. The Company has adopted a similar approach with regard to market expansion and support through its Master Distributor program. The Master Distributor program enhances the Company's ability to expand into additional markets more quickly and efficiently and to transfer from the Company to a third party distributor the costs and other burdens associated with creating the corporate infrastructure required to open and support new markets. The Company intends to continue to enter into distribution agreements with third party distributors ("Master Distributors") pursuant to which the Company grants to the Master Distributor the exclusive right to purchase and resell the Company's products in a defined geographic area. The Company may, depending on the final terms of the particular distribution agreements, provide a Master Distributor with computer support and management consulting services in addition to products for resale.

         Following the development of the Master Distributor program in Asia, the Company entered into distribution agreements with unrelated third parties for the distribution of the Company's products in the countries of Israel and Peru, both new markets for the Company's products. The first conversion of an existing market, however, occurred in April 1996, when the Company's subsidiary, National Safety Associates, Ltd., an Ontario corporation ("NSA Canada"), sold substantially all of its assets to a third party purchaser, the owners of which included members of NSA Canada's senior management, an employee of the Company and consultants to the Company. As a condition to the sale, the Company entered into a distribution agreement with the purchaser, pursuant to which the purchaser became the Company's Canadian Master Distributor.

         Since that time, the Company has succeeded in converting most of its European operations into Master Distributorships. In September 1996, the
Company sold certain of the assets of its German and Swiss subsidiaries, NSA International GmbH ("NSA Germany") and NSA AG ("NSA Switzerland"), to a third party purchaser (the "German Master Distributor"), a principal of which was the former Director of Sales and Marketing of NSA Germany and a Director of NSA Switzerland. The sale included the transfer of the Company's Austrian subsidiary, NSA Oko Filter Systems Vertriebs GmbH. In November 1996, the Company completed negotiations for the sale of certain of the assets of three more of its European subsidiaries, National Safety Associates of America (U.K) Limited, a limited liability company registered in England ("NSA UK"), NSA
B.V., a Dutch corporation, and NSA S.A., a Belgium corporation, to a third party purchaser (the "U.K. Master Distributor"), an entity controlled by three of the Company's European independent distributors. As in the transaction with the German Master Distributor, the Company entered into a distribution contract with the U.K. Master Distributor for the resale of the Company's products in the territory composed of the United Kingdom, the Republic of Ireland, Belgium and The Netherlands. Currently, the Company does continue to maintain its own direct selling operations in Italy ("NSA Italy") and France ("NSA France") (NSA Italy and NSA France collectively the "Direct Selling Subsidiaries"). The Company originally anticipated that the disposition of these operations would be completed during the 1997 fourth quarter or the 1998 first quarter. However, as yet the Company has not reached a satisfactory arrangement with third parties for the conversion of its remaining operations in Italy and France.

         In addition to converting most of its existing European operations to Master Distributorship, the Company has continued to expand into new markets. In November 1996, the Company entered into a limited distribution agreement with a third party distributor for the Russian Federation. Likewise, during the month of December, 1996, the Company entered into a distribution contract for selected Company products in Turkey and Pakistan. In January 1997, the Company entered into a distribution agreement and transferred ownership of its name holding subsidiary NSA S.R.L., a Spanish corporation, to its new Master Distributor for Spain, Portugal and Andorra. Finally, on May 2, 1997, the Company entered into a distribution contract with an unrelated third party distributor for Australia, New Zealand, and Fiji. Pursuant to the agreements with the Master Distributors in Spain, Portugal, Andorra, Australia, New Zealand and Fiji, the Company will provide computer support and management consulting services in addition to products.

Principal Products

         Nutritional Products.

         The Company sells a line of nutritional products under its Juice Plus+(R) trademarks which includes an encapsulated, concentrated nutritional supplement product, a chewable version of the encapsulated product, a snack and energy bar called Juice Plus+(R) Snack Bars, a low calorie powdered drink mix called Juice Plus+(TM) Lite, and a dietary food supplement called Juice Plus+(TM) Thins. The principal ingredients of the Juice Plus+(R) product line are vegetable and fruit juices, fibers, plant enzymes, and food actives which are reduced to powder through a proprietary process by an unrelated manufacturer. A second manufacturer encapsulates the powder into Juice Plus+(TM) capsules and prepares the chewable form of the capsules and the Juice Plus+(TM) Thins. Another manufacturer utilizes the powder to produce the Juice Plus+(TM) Snack Bars and Juice Plus+(TM) Lite on a purchase order basis for the Company. Recently, the Company introduced a new nutritional product for pets, Juice Plus +(TM) for Dogs and Juice Plus +(TM) for Cats. Each of these products is produced by unrelated manufacturers. In the event that any of the aforementioned manufacturers terminate their relationship with the Company for any reason, the Company will be forced to seek out alternative suppliers which the Company believes will be available.

         The Company obtained the rights to manufacture and distribute the Juice Plus+(R) product line pursuant to a manufacturing and licensing agreement with an unrelated third party. This agreement provides that the Company will pay a royalty fee from .5% to 1% of net sales revenues from the Juice Plus+(R) products, depending upon the volume of such sales. Sales of the Juice Plus+(R) product line constituted approximately 56% of the Company's revenues for the fiscal year ended April 30, 1997, compared with 52% of the Company's revenues for the fiscal year ended April 30, 1996, and 40% of the Company's revenues for the fiscal year ended April 30, 1995.

         Air Filtration Systems.

         The Company sells five different types of air filtration systems which systems are designed to remove a variety of airborne contaminants including smoke, pollen and dust. The Company sells three basic models which are suitable for general home or office use: the portable Models 1200 Personal Air Filter, the 692 AH Personal Air Filter with Heat, and the Model 7100 A/B Stationary Air Filter. The Company's Auto 600 Environmental Air System is designed for automobile use. The Model 1200 CS Personal Air Filter is designed for use in any area where hospital grade appliances are required. Sales of these air filtration systems constituted approximately 11% of the Company's revenues for the fiscal year ended April 30, 1997, compared with 13% of the Company's revenues for the fiscal year ended April 30, 1996 and 17% of the Company's revenues for fiscal year ended April 30, 1995. The Company's air filtration systems, as well as the water filtration systems and the Sparkling Water System described below, are manufactured for the Company by a third party pursuant to a five year manufacturing agreement which has approximately two and one-half years remaining. In the event that the aforementioned manufacturer terminates its relationship with the Company for any reason, the Company will be forced to seek out alternative suppliers which the Company believes will be available.

         Water Filtration Products.

         The Company's water filtration product line includes eight water filtration systems which are designed to remove chlorine from, and improve the taste, odor and clarity of, drinking water. Although the most recently designed water unit, the CT-2000, utilizes replacable cartridges, generally, the units utilize silver impregnated granular activated carbon to remove chlorine. Although most of these models are designed for use on treated drinking water, each model is designed for a specific application or water filtration problem. From May 1, 1993 through February 1, 1995, the Company manufactured a majority of its own water filtration products, although certain water filtration products continued to be purchased from NSA. The cost of water filtration products sold by the Direct Selling Subsidiaries' operators (prior to being converted to Master Distributorships) which were purchased from NSA was approximately $46,000 for the fiscal year ended April 30, 1997. See "Certain Relationships and Related Transactions." Sales of the water filtration products constituted approximately 21% of the Company's revenues for the fiscal year ended April 30, 1997, compared to 14% of the Company's revenues for the fiscal year ended April 30, 1996, and 18% of the Company's revenues for the fiscal year ended April 30, 1994.

         Sparkling Water System.

         The Company sells an in-home counter top carbonation appliance (the "Sparkling Water System") which discharges carbon dioxide contained in a refillable tank into liquids such as water. Sales of the Sparkling Water System constituted approximately 7% of the Company's revenues for the fiscal year ended April 30, 1997, compared to 5% of the Company's revenues for the fiscal year ended April 30, 1996, and 8% of the Company's revenues for the fiscal year ended April 30, 1995.

         Security Products.

         During fiscal 1994, the Company began marketing and selling its security product line in the European market. The Company's security product line includes a personal alarm, a bicycle alarm, a door viewer, and the NSA Surestop. The personal security alarm sounds a siren when activated. The bicycle alarm attaches to the handlebars of a bicycle and once activated, emits a siren if the bicycle is moved before the alarm is deactivated.

The door viewer is designed to be inserted in almost any door and provides field of vision of 180(degrees) on the other side of the door. The NSA Surestop is attached to the bottom of any door and is designed to prevent forced entry through the door. Sales of the Company's security products were expanded to all of the Company's operating European direct selling subsidiary organizations during fiscal 1995. The Company continues to sell its security products to certain, but not all, of its independent Master Distributors. Sales of the Company's security products constituted approximately 2% of the Company's revenues for the fiscal year ended April 30, 1997, compared to 5% of the Company's revenues for the fiscal year ended April 30, 1996, and 8% of Company revenues for the fiscal year ended April 30, 1995. The security products are manufactured exclusively for the Company by unrelated manufacturers located in the Asia on a purchase order basis.

         Marketing Plans.

         Since the origination of the Master Distributor program, the Company has transferred the operations of most of its European direct selling subsidiary organizations to independent Master Distributors. Likewise, the Company has expanded its product lines into new markets. Except for the two remaining Direct Selling Subsidiaries, resale and retail distribution of the Company's products will be accomplished by independent Master Distributors pursuant to contract. The marketing plans utilized by the various Master Distributors differ slightly by country for each Master Distributor. Some Master Distributors, for example, utilize a multi-level marketing system, while other Master Distributors simply sell the Company's products to retail locations in the applicable territory.

         Pursuant to the Company's existing multi-level marketing plans, the Company's two remaining Direct Selling Subsidiaries continue to distribute the Company's products to consumers through a network of distributors and dealers in much the same manner as the Master Distributors that utilize the multi-level marketing system. Distributors and dealers in a multi-level marketing system are independent contractors, not employees of the Direct Selling Subsidiaries or the Master Distributors. Distributors and dealers sell products directly to consumers primarily through individual in-home demonstrations and trial use. Generally, an individual becomes a dealer by the execution of an application and the payment of a small processing fee. As a dealer, the individual is authorized to retail the products purchased from the Company. An individual becomes a distributor by attaining a set level of sales activity over a specific time period. Dealers and Distributors may purchase products, at wholesale, directly from the Direct Selling Subsidiaries for resale to dealers or directly to consumers. The Direct Selling Subsidiaries, Master Distributors and certain local distributors hold training and orientation seminars in the respective countries. The Direct Selling Subsidiaries and Master Distributors depend on their existing distributors and dealers to identify, sponsor and train new dealers. Specifically, new dealers are brought into the multi-level distribution networks by existing distributors and dealers. In turn, these new dealers are encouraged to identify other new dealers. The existing distributors benefit from the sponsorship of new dealers in that the sponsoring distributor receives a percentage commission on the products purchased for resale by those individuals sponsored directly by the distributor, as well as commissions on the products purchased by those distributors or dealers sponsored by such individuals. The commissions vary depending upon the level of sales activity attained by a distributor and the individuals such distributor has sponsored.

Inventory and Backlog.

         The Company maintains significant inventory volumes and has no backlog due to the fact that it attempts to fill dealer, distributor, Direct Selling Subsidiary or Master Distributor orders within two (2) business days of the date on which the order was placed. The Company's sales return policy varies as a result of country-specific governmental regulations. Provision for estimated sales returns is recorded based on historical return rates and current business conditions. The Company provides limited warranties for all of its products. Costs related to warranties have been insignificant.

Management Agreement with NSA.

         Pursuant to a written management agreement, NSA provides management, consulting and advisory services to the Company relating to accounting, data processing, legal and regulatory compliance, general management, administration of benefits, contract and lease negotiations, and other such matters for which the Company requests assistance. In consideration for these services, the Company pays to NSA any and all amounts collected by the Company from the Company's Master Distributors in exchange for data processing services offered to such Master Distributors by the Company. The total amount paid by the Company to NSA for management fees in fiscal 1997 was approximately $500,873. The management agreement is renewable annually and may be terminated by either party thereto by giving written notice to the other party.

Reliance Upon a Single Customer

          Sales to NSA constituted approximately 26% of the Company's revenues for the fiscal year ended April 30, 1997. The loss of NSA as a customer would have a material adverse effect on the Company. See "Certain Relationships and Related Transactions."

Competition.

         The products distributed by the Company are sold in highly competitive markets. Competitive products are sold by both retail sellers and other multi-level and direct selling organizations. In addition to competition relating to the products, the Direct Selling Subsidiaries as well as certain of the Master Distributors are subject to intense competition in the identification, sponsorship, and training of distributors and dealers from other multi-level direct selling organizations, whose specific product lines may or may not compete with the products distributed by the Company.

Patents and Trademarks.

         The Company owns five domestic patents which relate to the production of the Sparkling Water System. The Company owns domestic trademark registrations for the trademark "Juice Plus+(R)", and has filed several additional domestic applications for these trademarks for various goods. The Company has also registered "Juice Plus+(R) in a number of foreign jurisdictions, and currently has applications pending in various other foreign jurisdictions. To improve efficiency in obtaining foreign tradermark registrations subsequent to the fiscal year ended April 30, 1997, the Company acquired through assignment the domestic and foreign trademark applications and registrations for "NSA(R)" owned by NSA.

Regulation.

         The Direct Selling Subsidiaries and Master Distributors are subject to the laws and regulations in their respective countries relating to the marketing, content, labeling and packaging of their products; the operation of their sales programs, and the sales, advertising, and recruiting practices of their distributors and dealers. Numerous foreign governmental authorities regulate selling activities of the Direct Selling Subsidiaries and Master Distributors in their respective jurisdictions through complex regulatory schemes which are subject to constant change. Regulatory agencies previously have requested information regarding the products distributed by or the respective sales plans of the Company's remaining Direct Selling Subsidiaries (and the Company's other European direct selling operations prior to Master Distributorships). Although Company management believes that its products, sales materials, and sales plans are in substantial compliance with applicable laws and regulations, these laws and regulations are subject to change and interpretation which could adversely affect the Direct Selling Subsidiaries' operations or the Master Distributors' operations, which in turn could adversely affect the Company.

Environmental.

         In connection with its past manufacturing operations, the Company was subject to various federal, state, and local regulations regarding the discharge of materials into the environment. Management believes that the Company operated in substantial compliance with such provisions, and the Company's compliance with these provisions did not have a material impact upon the capital expenditures, earnings or competitive position of the Company.

Employees.

         At April 30, 1997, the Company had approximately 31 employees. None of the Company's employees is represented by a labor union or collective bargaining unit. The Company considers relations with its employees to be satisfactory. Distributors and dealers participating in the marketing plans of the Direct Selling Subsidiaries are independent contractors of the Direct Selling Subsidiaries and are not employees of the Direct Selling Subsidiaries or the Company.

Financial Information About Foreign and Domestic Operations and Export Sales.

         For Geographic Segment Financial Information as to the Company's operations see Note 8 in the Notes to Consolidated Financial Statements included in Item 8.

Item 2.  Properties.

         NSA UK leases approximately 12,800 square feet of office space in Maidenhead, Berkshire, England pursuant to noncancellable leases. The
NSA UK leases are guaranteed by NSA. See "Certain Relationships and Related Transactions." NSA UK has licensed the UK Master Distributor to occupy approximately 4,000 square feet of the leased premises in Maidenhead, Berkshire, England. NSA UK has subleased the remaining 8,800 square feet of the leased premises in Maidenhead, Berkshire, England to an independent third party. NSA Germany leases approximately 663 square meters of office space in Didenberg-Hoffheim, Germany. NSA Switzerland leases approximately 160 square meters of office space in Basel, Switzerland, which premises have been subleased to the German Master Distributor. NSA France leases approximately
504 square meters of office space in Nanterre, France. NSA Italy leases approximately 530 square meters of office space in Milan, Italy. The Company leases approximately 1,500 square feet of office space in Camberly, England. NSA Polymers, Inc. leases approximately 52,000 square feet of warehouse space in Lake Mary, Florida. In the event any of these leases are terminated, the Company anticipates that it will be able to locate and lease other premises, if needed, without a material adverse effect to the operations of the Company. Neither the Company nor any of its subsidiaries own any real estate. The Company believes that its properties are suitable and adequate for the Company's present and future needs.

Item 3.  Legal Proceedings.

         The Company is party to various claims and matters of litigation that arise in the normal course of its business. Management of the Company believes the resolution of these matters will not have a material adverse effect on the results of operations or the financial condition of the Company.

         On February 12, 1993, a complaint for injunctive relief and damages was filed against the Company's affiliate, NSA, and Messrs. A. Jay Martin, L.F. Swords and George R. Poteet, individually, in the United States District Court for the Northern District of California. The named plaintiffs sought relief on behalf of themselves and for an alleged class of persons who participated in NSA's multi-level marketing plan from February 13, 1989 to the present. The complaint alleges that the NSA multi-level marketing plan constitutes an unlawful pyramid scheme and the unlawful sale of unregistered securities made through the use of allegedly untrue and misleading statements of material facts. It further alleges that the NSA marketing plan was promoted by utilizing fraudulent activities, unfair business practices and false advertising. NSA and the individual defendants answered denying the allegations. On April 5, 1994, the case was moved to the United States District Court for the Western District of Tennessee. The magistrate judge assigned to the case recommended certification of the class and NSA filed exceptions to the report. On August 20, 1996, the Court rendered an Order Granting Plaintiff's Motion for Class Certification as Modified. The Court's Order certified a class only as to two of plaintiff's claims, and only as to persons in NSA's multi-level marketing plan who participated in the plan from June 5, 1990 to the present and who incurred a loss because of such participation. Subsequently, the Court ordered plaintiffs to include four additional named plaintiffs for the action. At present, the exact parameters of the class are unresolved, and therefore, the members of the class have not been fully determined. Further, the District Court Judge who issued the August 1996 order on certification has since retired, and the case has been reassigned to a new District Court Judge. It is uncertain whether the new District Court Judge will review and/or modify any prior decisions, including, the order on class certification.

         In April 1997, Safety Technologies, Inc., a wholly-owned subsidiary of Safetec International, Inc., filed a complaint in the United States District Court for the Middle District of Florida, Orlando Division, for injunctive relief and damages against NSA Polymers, Inc., a wholly-owned subsidiary of the Company, as well as Polymers, Inc., Futuro, Inc., Tubmaster, L.C., Eckerd Corporation, Berger Brunswig Corp., American Stores Company, McKesson Corporation, and Mr. Rushton Bailey, individually. Claims alleged by the plaintiff in the complaint include breach of contract, trademark infringement, unfair competition and deceptive trade policies. The complaint alleges that the named defendants manufactured and/or distributed products developed by the plaintiff and containing the plaintiff's registered trademark in various wholesale and retail markets without the knowledge or consent of the plaintiff. The Company believes that insurance coverage may be available for certain of these claims. The Company is evaluating its options and intends to vigorously defend this suit.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                Price Range of Common Stock and Dividend Policy

         The Company's Common Stock is quoted and traded on The Nasdaq Stock Market under the symbol "NSAI." The following table sets out the high and low bid information for the Common Stock as reported on The Nasdaq Stock Market for the periods indicated.

                                                                                      HIGH        LOW

FISCAL 1997

First Quarter     ...............................................................    4 1/4        2 1/2

Second Quarter    ...............................................................    3 3/4        2

Third Quarter     ...............................................................    2 1/4        1 1/2

Fourth Quarter    ...............................................................    2 1/8          5/8



FISCAL 1996

First Quarter     ...............................................................    4 5/8        3 5/8

Second Quarter    ...............................................................    4 1/8        3

Third Quarter     ...............................................................    3 3/4        1 1/2

Fourth Quarter    ...............................................................    3 7/8        2 1/8


         On July 21, 1996 the last reported sales price of the Common Stock on The Nasdaq Stock Market was $1.5625 per share. As of July 21, 1997, the Company had approximately 950 shareholders of record.

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

Item 6.  Selected Financial Data.

         The selected historical consolidated financial data set forth below for the fiscal years ended April 30, 1997, 1996, 1995, 1994, and 1993 have been derived from the consolidated financial statements of the Company for those years. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and other financial data included elsewhere herein. The selected consolidated financial data also should be read in conjunction with the discussion set forth above in Part I,
Item 1, under the heading "Operations."

Income Statement Data:

(In thousands, except for per share data)                          For the Years Ended April
                                           --------------------------------------------------------------------------
                                               1997           1996          1995           1994             1993
                                           (Historical)   (Historical)   (Historical)   (Historical)     (Historical)
Net revenues                                 $36,107        $ 73,150    $  108,689       $ 112,531        $  95,702
Costs and expenses                            45,939          83,963       114,191         115,837           98,635
                                             -------        ---------   ----------       ---------        ---------
Income (loss) before taxes and
  minority interest and cumulative
  effect of change in accounting
  principle                                   (9,832)        (10,813)       (5,502)         (3,306)          (2,933)
Provision (benefit) for income taxes             (22)           (103)         (761)           (892)            (744)
                                             -------        --------    ----------       ---------        ---------
Net income (loss) before minority
  interest and cumulative effect of
  change in accounting principle              (9,810)        (10,709)       (4,741)         (2,414)          (2,189)
Minority interest in (income) loss of
  consolidated subsidiaries                                                                                      21

Cumulative effect of change
  in accounting principles                                                                     264
                                             -------        --------    ----------       ---------        ---------
Net income (loss)                            $(9,810)       $(10,709)   $   (4,741)      $ (2,150)        $  (2,168)
                                             =======        ========    ==========       =========        =========
Earnings (loss) per common share:
  Before cumulative effect of change in
    accounting principle                     $ (2.02)       $  (2.20)   $     (.98)      $   (.49)        $     (65)
  Cumulative effect of change in
     accounting principle                                                                      .05
                                             -------        --------    ----------       ---------        ---------
Net Income (loss) per common share           $ (2.02)          (2.20)   $     (.98)      $    (.44)       $    (.65)
                                             =======        ========    ==========       =========        =========
Weighted average number of common
  shares outstanding                           4,858           4,858         4,858           4,858           13,338

Balance Sheet Data (at period end):

(In thousands)

Total assets                                 $22,365        $ 31,274    $   44,643       $  55,138        $  63,688
Note payable to bank                             -0-             -0-           -0-             -0-              -0-
Current maturities of long term debt             -0-             -0-           -0-           1,006              -0-
Amounts due to NSA, Inc.                       7,793           7,900         9,310          12,512           14,626
Long-term debt less current maturities           -0-             -0-           -0-             -0-              -0-
Total Shareholders' equity (deficit)           8,307          10,206        20,917          25,660           27,815

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Management's discussion should be read in conjunction with the Consolidated Financial Statements and the discussion of the Company's business and other detailed information appearing elsewhere herein. All information is based on the Company's fiscal years ended April 30.

Results of Operations

Net Revenues

                                                  Fiscal Year
                              -------------------------------------------------------
                                1997      Change      1996      Change      1995
                                        (Dollars in thousands)

Net Revenues                  $36,107   (50.64)%    $ 73,150   (32.70)%   $ 108,689
Cost and expenses             $45,939   (45.29)%    $ 83,963   (26.47)%   $ 114,191
Percentage of net revenues     127.23%                114.78%                105.06%
Net loss                      $(9,810)              $(10,709)             $  (4,741)
Loss per share                 $(2.02)              $  (2.20)             $    (.98)


         On April 30, 1996, the Company sold its Canadian direct selling operation. During the 1997 second quarter, the Company sold its direct selling operations in Germany, Switzerland, Holland, Belgium, Ireland, and the United Kingdom. The above direct selling operations were purchased by Master Distributors who have continued to purchase product from the Company. In addition to product purchases, the Company receives royalties, management consulting, and computer support fees for certain administrative and computer
services from these Master Distributors.   As a result of these dispositions,
the Company's only remaining direct selling operations are in Italy and France.

         The Company's reorganization and change in its method of selling and distributing its products caused the 1997 decline in its net revenues. As opposed to prior years, the 1997 net revenues of the transferred direct selling operations no longer include dealer/distributor commissions and allowances as those expenses are now paid by the Master Distributor. Accordingly, the 1997 decline in the Company's direct selling operations net revenues of approximately $40,719,000 was offset by increased sales to Master Distributors of approximately $5,640,000.

         The decline in 1996 net revenues primarily resulted from decreases in product sales of the Company's direct selling subsidiary organizations. Declines in revenue from the direct selling operations are attributed to a number of factors, including (i) adverse publicity in certain of the European markets aimed at multilevel sales organizations in general and/or in certain instances the Company or its products and (ii) continued adverse reaction to the Vitacron settlement and to certain changes made in the NSA Germany Marketing Plan in connection with the settlement.

Cost and Expenses

                                                           Fiscal Year
                                        --------------------------------------------------
                                         1997      Change      1996      Change       1995
                                        -----      ------      ----      ------     ------
                                                     (Dollars in thousands)
Dealer/Distributor commissions
       and allowances                   $ 7,473   (73.39)%    $28,082   (38.35)%    $45,554
Percentage of net revenues                20.69%                38.39%                41.91%
Cost of products sold                   $19,211   (32.32)%    $28,385   (24.77)%    $37,732
Percentage of net revenues                53.21%                38.80%                34.72%

         The decrease in dealer/distributor commissions and allowances, as a percentage of net revenues for 1997 resulted primarily from the sale of most of the Company's direct selling operations and resulting restructuring of the Company's sales method, and the fact that dealer/distributor commissions which would have been paid on such product sales are now paid by the Master Distributor.

         The 1996 decrease in dealer/distributor commissions and allowances resulted primarily from the decrease in revenues from the direct selling operations.

         The 1997 increase in the cost of products sold as a percentage of net revenues resulted from the Company's operational changes. The product sales to Master Distributors have lower margins than sales made from the Company's direct selling operations.

         The 1996 cost of products sold, as a percentage of net revenues, increased as a result of the continued change in the Company's sales mix. Additionally, the Company's costs of goods sold reflected increased inventory reserves in 1996 of $1 million.

                                                                  Fiscal Year
                                             ------------------------------------------------
                                             1997      Change      1996      Change      1995
                                             ----      ------      ----      ------      ----
                                                            (Dollars in thousands)
Operating Expenses                         $16,537   (37.98)%    $26,664   (11.86)%    $30,252
Percentage of net revenues                   45.80%                36.45%                27.83%

         The 1997 decline in the Company's operating expenses is the result of expense reductions caused from the 1997 second quarter sale of several of its European direct selling operations and the April 30, 1996 sale of the Canadian operations. This reduction was partially offset by a $2,000,000 reserve allowance the Company's notes receivable.

         The decrease in the 1996 operating expenses resulted from the institution of cost and expense controls and the 1995 fourth quarter sale of the Company's manufacturing subsidiary. This decrease was partially offset by a $1,000,000 charge representing the present value of excess future rent expense over subleased income from premises located in the United Kingdom leased by NSA UK.

                                                              Fiscal Year
                                            ------------------------------------------
                                            1997     Change     1996   Change     1995
                                            ----     ------     ----   ------     ----
                                                              (Dollars in thousands)
Interest income, net                        $695     (7.95%)    $755   82.81%     $413

         The decrease in the 1997 net interest income reflects lower average balances of cash and cash equivalents. The 1996 increase in net interest income primarily reflects interest earned on notes receivable from the sale of the manufacturing operations.

                                                                  Fiscal Year
                                               ------------------------------------------------
                                               1997      Change      1996      Change      1995
                                               ----      ------      ----      ------      ----
                                                            (Dollars in thousands)
Licensing and management fees
       to NSA, Inc.                              $501   (68.65)%     $1,598   (35.40)%     $2,472
Percentage of net revenues                       1.39%                 2.18%                 2.28%

         The decrease in the 1997 management fees is due to the sale of several of the Company's direct selling operations. The 1996 management fee decrease resulted from the sale of the Company's manufacturing subsidiary and the closing of the Company's Mexican subsidiary which reduced the administrative costs paid to NSA.


                                                                  Fiscal Year
                                               ------------------------------------------------
                                               1997                  1996                  1995
                                               ----                  ----                  ----
                                                            (Dollars in thousands)

Other income (expense), net                     $89                   $12                $2,405
Percentage of net revenues                      .25%                  .02%                 2.21%


         The 1997 increase in other income primarily resulted from gains in foreign currency translation.

         The decrease in the other income (expense) for 1996 resulted from a reduced foreign currency translation gain of approximately $1,050,000. The 1995 foreign currency translation gain was approximately $1,220,000. The remaining amount of the 1996 decrease is attributed to an approximate $300,000 loss in the Company's hedging program verses an approximate gain of $1,090,000 in the 1995 hedging program.

Restructuring Costs


                                                                  Fiscal Year
                                               ------------------------------------------------
                                               1997                  1996                  1995
                                               ----                  ----                  ----
                                                            (Dollars in thousands)
Restructuring costs                           $3,000                  $-0-                $1,000
Percentage of net revenues                      8.31%                  N/A.                   92%


         The Company took a 1997 first quarter charge of $3,000,000 for expenses to be incurred with the restructuring of its direct selling operations and the closing of its European central office in Amsterdam.

         In 1995, the Company charged $1,000,000 for expenses to be incurred in the closing of the Company's Mexican direct selling subsidiary.

Benefit (Provision) for income taxes

                                                                    Fiscal Year
                                                     ---------------------------------------
                                                     1997              1996            1995
                                                     ----              ----            -----
                                                                (Dollars in thousands)
Benefit (provision) for income taxes                 $22               $103           $  761
Effective tax rate                                   .22%               .95%           13.83%


         The 1997 and 1996 effective tax rates reflect the inability to utilize operating losses of certain subsidiaries. The effective tax rate for fiscal 1995 was due to initial losses incurred by the Company's market expansions into France and Italy, on which the Company was not able to recognize a tax benefit.

Net Loss
--------

                                                                  Fiscal Year
                                               ------------------------------------------------
                                               1997                  1996                  1995
                                               ----                  ----                  ----
                                                            (Dollars in thousands)
Net loss                                     $(9,810)             $(10,709)              $(4,741)
Loss per share                               $ (2.02)             $  (2.20)              $  (.98)


         The 1997 net loss consists of a $3,000,000 ($.62 per share) restructuring charge, a note receivable allowance, totaling $2,000,000 ($.48 per share), and approximately $2,674,000 ($.55 per share) of operating losses during the 1997 first and second quarters generated by the European direct selling operations which were sold during the 1997 second quarter.

         The 1996 net loss primarily reflects the Company's fixed direct selling operating costs and expenses which exceeded its gross margin as a result of decreased revenues.

         The 1995 net loss primarily reflects the $2.4 million loss by the Company's Mexican direct selling subsidiary, which includes the $1 million in restructuring costs, and the $1.3 million loss in the Company's m anufacturing subsidiary.

Future Outlook

         The Company has successfully replaced most of its direct selling and distribution operations with Master Distributors. The Company is continuing to search for qualified new Master Distributors to acquire its remaining two direct selling operations in Italy and France.

         During 1997, the Company made several new product introductions including a new water filter, which has interchangeable replaceable filters, Juice Plus Thins (TM), a dietary food supplement, and Juice Plus+(TM) for Dogs and Juice Plus+(TM) for Cats, a food supplement for dogs and cats.

         Through the Master Distributor program, the Company is expanding geographically into new markets. In the 1998 first quarter, a new Master Distributor began operations in Spain, Portugal and Andorra. The Company expects a new Master Distributor to begin operations in Australia, New Zealand and Fiji during the fall of calendar 1997.

         The Company's management believes that the conversion of its sales and distributorship operations to the Master Distributor program and new product introductions will provide the Company with long term favorable effects on its operating results. Although the ultimate effect of these changes cannot be determined, there could be continued adverse short-term results in operations caused by these changes.

Liquidity and Capital Resources

                                                                Fiscal Year Ended April 30
                                                      ------------------------------------------
                                                       1997              1996             1995
                                                      ------            -----             ------
                                                                  (Dollars in thousands)
Cash and cash equivalents                             $  5,772          $ 8,755          $15,603
Short-term investments                                      11               13              521
Working capital                                          4,301           11,323           13,126
Cash provided (used) by operating activities           (10,609)          (6,855)          (4,004)
Cash provided (used) by investing activities               745              495           (1,119)
Cash provided (used) by financing activities             6,881             (489)             645

         On March 19, 1997, the Company's Board of Directors authorized the repurchase up to $1 million in shares of its common stock, $.05 par value, from time to time on the open market or in privately negotiated purchases. During the year ended April 30, 1997, the Company repurchased approximately 4,940 shares of common stock pursuant to this repurchase plan. These shares have yet to be retired and upon retirement the total outstanding shares will be adjusted.

         The Company has sufficient cash on-hand to finance current operations, and does not anticipate requiring additional funding in excess of the current cash balances and cash flow generated from operations. If required, management believes additional funding will be available from financial institutions or NSA on satisfactory terms.

Item 8.  Financial Statements and Supplementary Data.

         NSA International, Inc. and Subsidiaries:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of April 30, 1997 and 1996

         Consolidated Statements of Operations for the Years Ended April 30, 1997, 1996, and 1995

         Consolidated Statements of Shareholders' Equity for the Years Ended April 30, 1997, 1996, and 1995

         Consolidated Statements of Cash Flows for the Years Ended April 30, 1997, 1996, and 1995

         Notes to Consolidated Financial Statements

         Schedule II Valuation and Qualifying Accounts Year Ended April 30, 1997, 1996, and 1995

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                             Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                             1

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of April 30, 1997 and 1996                                                   2

   Consolidated Statements of Operations for the Years Ended April 30, 1997, 1996, and 1995                    3

   Consolidated Statements of Shareholders' Equity for the Years Ended April 30, 1997,
     1996, and 1995                                                                                            4

   Consolidated Statements of Cash Flows for the Years Ended April 30, 1997, 1996, and 1995                    5

   Notes to Consolidated Financial Statements                                                               6-17

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of NSA International, Inc.

We have audited the accompanying consolidated balance sheets of NSA International, Inc. and Subsidiaries (the "Company") as of April 30, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NSA International, Inc. and Subsidiaries as of April 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Memphis, Tennessee
July 17, 1997

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
APRIL 30, 1997 AND 1996

--------------------------------------------------------------------------------

ASSETS                                                                          1997              1996
CURRENT ASSETS:

  Cash and cash equivalents                                                $  5,771,563    $  8,754,770
  Short-term investments                                                         10,754          13,047
  Receivables, net                                                            2,972,636       1,839,493
  Refundable income taxes                                                       690,000         729,545
  Inventories, net                                                            7,104,869      10,233,158
  Deferred income taxes                                                          32,000         322,000
  Notes receivable - short-term                                                 550,000         125,000
  Other current assets                                                          265,078       1,093,442
                                                                           ------------    ------------
          Total current assets                                               17,396,900      23,110,455

PROPERTY AND EQUIPMENT, At cost:
  Leasehold improvements                                                        195,862         579,618
  Manufacturing equipment                                                       455,850         678,800
  Office furniture and equipment                                              1,043,222       2,693,847
  Transportation equipment                                                      124,765
  Data processing equipment                                                     558,148       2,148,027
                                                                           ------------    ------------
          Total                                                               2,253,082       6,225,057
  Less accumulated depreciation and amortization                             (1,326,684)     (3,347,843)
                                                                           ------------    ------------

          Property and equipment, net                                           926,398       2,877,214

NOTES RECEIVABLE - LONG-TERM                                                  2,945,007       4,615,495

OTHER ASSETS                                                                  1,096,200         670,827
                                                                           ------------    ------------
TOTAL ASSETS                                                               $ 22,364,505    $ 31,273,991
                                                                           ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Amounts due to NSA, Inc.                                                 $  7,793,387    $    923,150
  Accounts payable, trade                                                       913,452       2,556,531
  Accrued sales commissions and allowances                                      246,603         771,868
  Accrued compensation and expenses                                           2,834,976       4,724,392
  Accrued sales returns                                                         368,611       1,196,142
  Advance payments by dealers/distributors                                       95,714         105,079
  Income taxes payable                                                          656,000       1,068,596
  Other current liabilities                                                     186,981         441,300
                                                                           ------------    ------------

          Total current liabilities                                          13,095,724      11,787,058

AMOUNTS DUE TO NSA, INC                                                                       7,900,000

DEFERRED INCOME TAXES                                                            32,000         322,000

OTHER LIABILITIES                                                               929,518       1,058,662

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.05 par value, 100,000,000 shares authorized, 4,858,156
    shares issued and outstanding                                               242,908         242,908
  Additional paid-in capital                                                 29,106,950      21,196,430
  Deficit                                                                   (21,042,595)    (11,233,067)
                                                                           ------------    ------------

          Total shareholders' equity                                          8,307,263      10,206,271
                                                                           ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 22,364,505    $ 31,273,991
                                                                           ============    ============

See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                            1997             1996             1995

NET REVENUES:
  Net sales                                            $  35,424,937    $  70,831,868    $ 105,977,808
  Dealer/distributor fee income                              682,374        2,318,464        2,710,854
                                                       -------------    -------------    -------------

          Total                                           36,107,311       73,150,332      108,688,662

COSTS AND EXPENSES:
  Dealer/distributor commissions and allowances           (7,472,932)     (28,082,083)     (45,553,564)
  Cost of products sold                                  (19,211,498)     (28,385,494)     (37,732,481)
  Operating expenses                                     (16,536,955)     (26,663,852)     (30,251,635)
  Licensing and management fees to NSA, Inc.                (500,873)      (1,597,737)      (2,471,986)
  Restructuring costs                                     (3,000,000)      (1,000,000)
  Interest income, net                                       694,506          754,835          413,073
  Other income (expense), net                                 88,913           11,514        2,405,466
                                                       -------------    -------------    -------------

          Total                                          (45,938,839)     (83,962,817)    (114,191,127)
                                                       -------------    -------------    -------------

LOSS BEFORE INCOME TAX BENEFIT                            (9,831,528)     (10,812,485)      (5,502,465)

INCOME TAX BENEFIT                                            22,000          103,000          761,000
                                                       -------------    -------------    -------------
NET LOSS                                               $  (9,809,528)   $ (10,709,485)   $  (4,741,465)
                                                       =============    =============    =============

LOSS PER COMMON SHARE                                  $       (2.02)   $       (2.20)   $       (0.98)
                                                       =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                       4,858,156        4,858,156        4,858,270
                                                       =============    =============    =============

TRANSACTIONS WITH NSA, INC. INCLUDED
  IN THE ABOVE:
    Net sales to NSA, Inc.                             $   9,361,000    $  11,588,030    $   9,301,000
    Cost of products sold (purchased from NSA, Inc.)          45,596        1,162,501        3,180,102



See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED APRIL 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------


                                                        COMMON STOCK
                                                 -------------------------     ADDITIONAL        RETAINED
                                                   NUMBER                        PAID-IN         EARNINGS
                                                 OF SHARES          AMOUNT       CAPITAL         (DEFICIT)         TOTAL

BALANCES AT APRIL 30, 1994                       4,858,456    $    242,923    $ 21,199,751    $  4,217,883    $ 25,660,557
  Repurchase of common stock warrants                                               (1,750)                         (1,750)
  Repurchase and retirement of common stock           (300)            (15)           (385)                           (400)
  Net loss                                                                                      (4,741,465)     (4,741,465)
                                                 ---------    ------------    ------------    ------------    ------------

BALANCES AT APRIL 30, 1995                       4,858,156         242,908      21,197,616        (523,582)     20,916,942
  Repurchase of common stock warrants                                               (1,186)                         (1,186)
  Net loss                                                                                     (10,709,485)    (10,709,485)
                                                 ---------    ------------    ------------    ------------    ------------

BALANCES AT APRIL 30, 1996                       4,858,156         242,908      21,196,430     (11,233,067)     10,206,271
  Net loss                                                                                      (9,809,528)     (9,809,528)
  Forgiveness of debt by NSA, Inc.                                               7,910,520                       7,910,520
                                                 ---------    ------------    ------------    ------------    ------------

BALANCES AT APRIL 30, 1997                       4,858,156    $    242,908    $ 29,106,950    $(21,042,595)   $  8,307,263
                                                 =========    ============    ============    ============    ============


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                                                  1997            1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $ (9,809,528)   $(10,709,485)   $ (4,741,465)
  Adjustments to reconcile net loss to net cash used by operations:
    Non cash restructuring charges                                                475,000                       1,000,000
    Depreciation and amortization                                                 562,441         977,014       1,582,632
    Provision for uncollectible notes receivable                                2,000,000
    Loss on sale of property and equipment                                        214,473         132,401         134,813
    (Gain) loss on sale of short-term investments                                   2,293          (6,902)         16,215
    Change in deferred income taxes                                                              (197,000)        903,000
  Changes in assets and liabilities, net of the effects of the sale of significant assets of the Company, as discussed in Note 3:
      Receivables, net                                                         (1,133,143)        187,528        (638,816)
      Inventories                                                               3,128,289       2,005,948       1,203,176
      Other assets                                                                367,669         579,316        (794,919)
      Accounts payable, trade                                                  (1,643,079)        191,515         (48,218)
      Accrued sales returns                                                      (827,531)       (589,466)     (1,792,864)
      Advance payments by dealers/distributors                                     (9,365)       (274,317)       (177,875)
      Accrued expenses, other                                                  (3,180,169)     (2,368,413)        254,451
      Income taxes payable and refundable                                        (373,051)      2,137,400        (878,349)
      Other current liabilities                                                  (254,319)         79,427         (25,656)
      Other liabilities                                                          (129,144)       1,000,00
                                                                             ------------    ------------    ------------

            Net cash used by operating activities                             (10,609,164)     (6,855,034)     (4,003,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                                                                           (3,050,545)
  Proceeds from sale of short-term investments                                                    515,200       3,004,200
  Purchase of property and equipment                                              (39,831)       (532,941)     (1,611,935)
  Proceeds from sale of property and equipment                                     29,119          12,732          39,600
  Proceeds from principal payments on notes receivable                            755,912         500,000
  Proceeds from the sale of substantially all assets of NSA Polymers, Inc.                                        500,000
                                                                             ------------    ------------    ------------

            Net cash provided (used) by investing activities                      745,200         494,991      (1,118,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock and warrants                                                          (1,186)         (2,150)
  Advances from (to) NSA, Inc.                                                  6,880,757        (487,317)        894,522
  Principal payments on long-term debt                                                                           (247,864)
                                                                             ------------    ------------    ------------

            Net cash provided (used) by financing activities                    6,880,757        (488,503)        644,508
                                                                             ------------    ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (2,983,207)     (6,848,546)     (4,478,047)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    8,754,770      15,603,316      20,081,363
                                                                             ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $  5,771,563    $  8,754,770    $ 15,603,316
                                                                             ============    ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                              $        Nil    $      3,381    $     55,000
  Income taxes refunded (paid), net                                                   Nil       2,045,400         340,000


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
  See discussion of non cash financing activities at Notes 3 and 7.

See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS - NSA International, Inc. and Subsidiaries (the "Company") sells products which include air and water filtration products, an in-home carbonation appliance, and a line of nutritional supplement products. The products are distributed through the Company's third-party licensees and its direct multi-level marketing network outside the United States and through NSA, Inc.'s United States direct multi-level marketing network. Also see Note 3.

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

      CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents, short-term investments, foreign exchange forward contracts, and receivables, including notes receivable. Substantially all of cash and cash equivalents were deposited with major banks covered with only a nominal amount of government provided insurance. Short-term investments are limited to investment grade bonds or to certificates of deposit with major banks. The counterparties to foreign exchange forward contracts are limited to major commodity exchanges. The Company continually evaluates the financial viability and reputation of each financial institution and exchange. Regarding receivables, management believes credit risk beyond that already provided for is limited due to geographic dispersion and, for notes receivable, collateral backing.

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out basis) or market and consisted of the following at April 30, 1997 and 1996:

                                                   1997            1996

Raw materials                                 $  1,784,662    $  5,850,158
Finished goods                                   5,615,235       6,733,874
Accessories                                        806,704       1,933,995
                                              ------------    ------------
      Total at cost                              8,206,601      14,518,027
Reserve for excess and obsolete inventories     (1,101,732)     (4,284,869)
                                              ------------    ------------
      Inventories, net                        $  7,104,869    $ 10,233,158
                                              ============    ============

      PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation of property and equipment is principally computed by the straight-line method over the estimated useful lives of the assets, which range as follows:

        Office furniture and equipment                    2 to 7 years
        Leasehold improvements                            3 to 10 years
        Manufacturing equipment                           3 to 7 years
        Transportation equipment                          3 to 5 years
        Data processing equipment                         5 years

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

      As discussed in Note 3, in fiscal 1997 the Company sold its remaining significant foreign operations to certain investor groups. Due to these sales, the Company's foreign subsidiaries now have substantially lower monetary asset and liability positions. Accordingly, the Company's positions taken with respect to foreign exchange forward contracts have been substantially reduced as well.

      At April 30, 1997, the Company was not a party to any foreign exchange forward contracts and therefore had no unrealized gains or losses or margin deposits related thereto as of this date. At April 30, 1996, the Company had foreign currency contracts to sell forward the dollar equivalent of $800,000 of pound sterling, Swiss franc, and deutsche mark, and to buy forward the dollar equivalent of $150,000 Canadian dollars. These contracts generally mature within one year and had aggregate unrealized gains of approximately $18,000, which were included in net income. Margin deposits made for these contracts totalled $618,000 at April 30, 1996 and were included in other current assets.

      The foreign currency translation gains (losses), net of the effects of foreign exchange forward transactions, for the years ended April 30, 1997, 1996, and 1995 totalled approximately $140,000, $460,000, and $2,310,000, respectively.

      REVENUE RECOGNITION - Revenues from product sales are recognized upon shipment of product. Provision for estimated sales returns is recorded based on historical returns rates and current business conditions.

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

      EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted during the Company's fiscal year 1998. At that time, the Company will be required to change the method currently used to compute its earnings per share and, if necessary, to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effects of any outstanding stock options will be excluded. As the Company currently has no dilutive securities outstanding, Statement No. 128 is not expected to have an impact on the calculation of the Company's loss per share for the years ended April 30, 1997 and 1996.

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

      RECLASSIFICATIONS - Certain amounts in the 1996 and 1995 financial statements have been reclassified to be consistent with the presentation of the 1997 financial statements.

2.    RECEIVABLES

      Accounts receivable, trade represents amounts due from the Company's third-party licensees and from customers of the Company's domestic subsidiaries. Receivables consisted of the following at April 30, 1997 and 1996:

                                                    1997           1996

Accounts receivable, trade                      $ 2,779,995    $ 1,292,726
Other accounts receivable                           155,136        340,041
Amounts due under revolving credit agreements        82,767        467,214
Less amounts due to dealer/distributors             (45,262)      (164,608)
                                                -----------    -----------
          Total                                   2,972,636      1,935,373
Less allowance for doubtful accounts                               (95,880)
                                                -----------    -----------

          Receivables, net                      $ 2,972,636    $ 1,839,493
                                                ===========    ===========

3.    DISPOSALS, NOTES RECEIVABLE, AND PRO FORMA INFORMATION

      During the second quarter of 1997, the Company completed two dispositions in which it sold its operating rights and certain fixed assets in Germany, Switzerland, and Austria to an unrelated group of investors and sold similar assets of Belgium, Holland, and the United Kingdom to a separate unrelated group of investors (collectively, the "Buyers"). Consideration was received in the form of notes receivable which provide for annual payments of principal and interest over the next six and seven years. As the rates on the notes are substantially less than current market rates, these notes were discounted to a present value of $1,510,000 using the then-current U.S. Prime rate of 8.25%. The gain on the sales of $630,000 is being deferred, as the Buyers did not make any payments to the Company as of the closing dates; this deferred gain is offset against the related notes receivable on the accompanying balance sheet and will be ratably recognized by the Company as the notes are collected. The notes receivable are secured by liens on substantially all fixed assets, inventories, and accounts receivable of the Buyers. These dispositions obligate the Buyers to assume responsibilities for future multi-level direct selling operations in these countries.

      As of the close of business on April 30, 1996, the Company sold certain inventories, fixed assets, and prepaid expenses of National Safety Associates, Ltd. (NSA Canada or the "Seller") to a group of investors (the "Buyer"), which included certain members of the Seller's management. In conjunction with the acquisition, the Buyer has assumed responsibility for future multi-level direct selling operations in Canada, with the Company continuing to sell certain goods at market prices and provide certain administrative and marketing support for a monthly fee. Consideration was received in the form of a note receivable totalling $740,495, which approximated the net book value of the assets sold. The note receivable bears interest at 8.25% per annum and is secured by liens on substantially all fixed assets, inventories, and accounts receivable of the Buyer.

      SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION (UNAUDITED) - As a result of the aforementioned disposals, the Company believes that the following pro forma financial information is important to enable the reader to obtain a meaningful understanding of the Company's results of operations. The pro forma financial statements are for informational purposes only to illustrate the estimated effects of the disposal of certain assets and operating responsibilities of operations in Canada, Germany, Switzerland, Belgium, Holland, Austria, and the United Kingdom on NSA International had they occurred as of May 1, 1995. Such pro forma financial statements may not necessarily reflect the future results of operations of NSA International or what the losses or results of operations of NSA International would have been had it disposed of these assets and operating responsibilities as of May 1, 1995.


Pro Forma Condensed Consolidated Statement of Operations
Years Ended April 30, 1997 and 1996 (Unaudited)
--------------------------------------------------------------------------------


1997                         HISTORICAL     ADJUSTMENTS     PRO FORMA

Net revenues                $36,107,311    $7,005,720(a)   $29,101,591
                            ===========    ==========      ===========

Loss before income taxes    $(9,831,528)   $7,111,136(a)   $(2,720,392)
Income tax benefit               22,000           Nil(b)        22,000
                            -----------    ----------      -----------

          Net loss          $(9,809,528)   $7,111,136      $(2,698,392)
                            ===========    ==========      ===========

Loss per common share (c)   $     (2.02)                   $     (0.55)
                            ===========                    ===========

1996                          HISTORICAL      ADJUSTMENTS      PRO FORMA

Net revenues                $ 73,150,332    $37,766,199(a)   $35,384,133
                            ============    ===========      ===========

Loss before income taxes    $(10,812,485)   $ 5,888,404(a)   $(4,924,081)
Income tax benefit               103,000            Nil(b)       103,000
                            ------------    -----------      -----------

          Net loss          $(10,709,485)   $ 5,888,404      $(4,821,081)
                            ------------    -----------      -----------

Loss per common share (c)   $      (2.20)                    $     (0.99)
                            ============                     ===========


      The April 30, 1997 balance sheet presented in the accompanying financial statements reflects the disposal of these assets and operating rights for the above-mentioned countries, as these were disposed of prior to this date.

      INTRODUCTION TO NOTES TO SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION - The following is a summary of adjustments reflected in the pro forma condensed consolidated statement of operations.

      NOTES TO SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION -

      (a) To eliminate the gross sales, cost of revenues, and commissions expense related to these disposals and to reinstate the sales and cost of sales from NSA International to these units, and to eliminate costs and expenses directly attributable to these disposals which management does not believe would have been incurred by NSA International had the disposals taken place prior to the 1996 fiscal year. Sales are estimated based on contractual prices and the actual quantities sold in 1997 and 1996.

      (b) The estimated income tax effects for the pro forma adjustments described in note (a) above are expected to be nil, as the Company has sufficient net operating losses available in each relevant country.

      (c) Historical and pro forma loss per common share are computed based on net loss divided by the weighted average number of common shares outstanding.

      On February 1, 1995, the Company sold substantially all assets of its manufacturing subsidiary, NSA Polymers, Inc. The assets were purchased by a group of investors (the "Buyer"), including certain members of NSA Polymers, Inc.'s management, for $5,000,000. This consideration was composed of $500,000 cash paid at closing and notes receivable totalling $4,500,000. The first note, totalling $500,000, was collected during fiscal 1996. The remaining note, totalled $4,000,000 at inception, bears interest at 8.5% per annum, and is secured by liens on all assets except certain accounts receivable of the Buyer. The net book value of the assets related to the transaction approximated consideration received, therefore no significant gain or loss resulted therefrom.

      In conjunction with the sale, the Company agreed to minimum purchases at prevailing market prices from the Buyer totalling $7,000,000 in the first twelve months following the date of the sale, $6,000,000 in the next twelve month period, and $5,500,000 in the following twelve months. Actual purchases for the twelve months ended January 31, 1997 and 1996 totalled approximately $5,521,846 and $5,050,000, resulting in the Company paying penalties of approximately $0 and $722,000, respectively, to the Buyer. In the event future purchase levels are not met, the Company must pay additional penalties of up to 36% of the difference between them and the actual purchases made. The remaining purchase commitment as of April 30, 1997 is $4,125,000.

      Principal payments on notes receivable relating to the above dispositions are scheduled to be received as follows:

1998                                                                $   550,000
1999                                                                    860,328
2000                                                                    897,296
2001                                                                  1,026,406
2002                                                                  1,221,225
Thereafter                                                            1,569,752
                                                                    -----------
          Total                                                       6,125,007
Less:
  Allowance for uncollectible notes                                  (2,000,000)
  Deferred gain                                                        (630,000)
  Notes receivable - short-term                                        (550,000)
                                                                    -----------

          Notes receivable - long-term                              $ 2,945,007
                                                                    ===========



      Based on their rates of interest, security, and other characteristics, and after consideration of the recorded allowance for uncollectible notes, management believes the recorded values of the notes receivable approximate their fair values.

4.    INCOME TAXES

      The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company's foreign subsidiaries file separate returns in the respective countries of domicile.

      The components by region of loss before income taxes are as follows:

                       1997            1996            1995

U.S.              $ (2,226,036)   $   (208,892)   $ (3,574,205)
Foreign             (7,605,492)    (10,603,593)     (1,928,260)
                  ------------    ------------    ------------

          Total   $ (9,831,528)   $(10,812,485)   $ (5,502,465)
                  ============    ============    ============



The components of the income tax benefit are as follows:

                       1997          1996          1995

Current:
  Federal         $    22,000   $   (62,000)   $ 1,580,000
  Foreign                           (32,000)        84,000
                  -----------   -----------    -----------

          Total        22,000       (94,000)     1,664,000
Deferred:
  State
  Federal                                         (584,000)
  Foreign                           197,000       (319,000)
                                -----------    -----------
          Total                     197,000       (903,000)
                  -----------   -----------    -----------
          Total   $    22,000   $   103,000    $   761,000
                  ===========   ===========    ===========

      A reconciliation of the Company's actual income taxes for the years ended April 30, 1997, 1996, and 1995 to that obtained by applying the U.S. federal statutory income tax rate against pre-tax income is as follows:

                                                1997           1996           1995

Federal income tax benefit, at U.S.
  federal statutory rate                   $ 3,342,720    $ 3,676,000    $ 1,870,000
Effect of different rates applied to the
  operations of the foreign subsidiaries                                      50,000
Effect of unused net operating losses       (3,265,867)    (3,579,000)      (986,000)
Foreign sales corporation                                                    (63,000)
Other differences                              (54,853)         6,000       (110,000)
                                           -----------    -----------    -----------

          Income tax benefit               $    22,000    $   103,000    $   761,000
                                           ===========    ===========    ===========

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred taxes as of April 30, 1997 and 1996 are as follows:



                                                            1997            1996

Deferred tax assets:
  Reserves not currently deductible                    $ 1,280,000    $   502,000
  Intercompany profit-in-inventory elimination              24,000
  Uniform capitalization of inventory                       69,000         93,000
  Operating loss carryforwards                             884,000      6,729,000
                                                       -----------    -----------
          Total                                          2,233,000      7,348,000
Valuation allowance                                     (2,201,000)    (7,026,000)
                                                       -----------    -----------
          Total deferred tax asset                          32,000        322,000
Deferred tax liabilities:
  Differences between book and tax basis of property                       47,000
  Net foreign currency translation gain                     32,000        275,000
                                                       -----------    -----------
          Total deferred tax liability                      32,000        322,000
                                                       -----------    -----------

          Net deferred tax asset (liability)           $       NIL    $       NIL
                                                       ===========    ===========



      The Company has net operating loss carryforwards totalling approximately $2,600,000 which are available for future reductions of income taxes in the United States and which expire in 2011. The Company also has substantial net operating loss carryforwards available in various other countries. However, due to the sale of certain operating assets and operating rights as discussed in Note 3, management does not expect to be able to utilize the remaining foreign net operating loss carryforwards. Giving effect to this expectation, the Company now considers only operating loss carryforwards of the United States to qualify for deferred tax asset recognition. This change had the effect of reducing each of the deferred tax asset and the related offsetting valuation allowance by approximately $5,750,000 as of April 30, 1997.

      The valuation allowance of $2,201,000 and $7,026,000 in 1997 and 1996, respectively, has been provided because it is more likely than not that a substantial portion of the deferred tax assets will not be realized. The valuation allowance decreased by $4,825,000 in 1997 and increased by $4,389,000 in 1996.

5.    LEASES

      The Company leases office space in the U.K. under a noncancellable operating lease expiring in 2016. In October 1995, the Company abandoned the location and signed a sublease agreement with an unrelated party. A loss of $1,000,000, representing the excess of future rent expense over sublease income discounted at 8%, was recognized in the second quarter of fiscal 1996.

      The Company is currently leasing warehouse and office space under numerous other non-cancelable operating leases. Lease terms generally range from one to twenty-five years with options to renew at varying terms. Rent expense under operating leases totalled approximately $1,770,351, $1,684,153, and $2,015,000 for the years ended April 30, 1997, 1996, and
      1995, respectively. In 1997 and 1996, the Company received sublease rentals of $64,980 and $40,000, respectively.

      The future minimum lease payments and related sublease payments receivable under these agreements are as follows:

                                                                                    MINIMUM        SUBLEASE
                                                                                     LEASE         PAYMENTS
YEAR ENDING APRIL 30                                                               PAYMENTS       RECEIVABLE

1998                                                                             $ 1,653,838     $  636,369
1999                                                                               1,581,935        651,819
2000                                                                               1,237,537        507,475
2001                                                                                 514,967        194,940
2002                                                                                 514,967        194,940
Thereafter                                                                         8,103,006      4,646,070
                                                                                 -----------     ----------

          Total                                                                  $13,606,250     $6,831,613
                                                                                 ===========     ==========


6.    EMPLOYEE BENEFITS PLAN

      The Company's domestic subsidiaries participate in NSA, Inc.'s defined contribution plan to provide full-time employees, with a minimum of 1,000 hours of service and who are employed at year-end, with additional income upon retirement or termination. The Company may elect to make annual contributions to the plan equal to a discretionary percentage of the participant's annual salary, to the extent the participant's salary does not exceed $150,000, as defined. The Company made no contributions to the plan during 1997, 1996, and 1995.

7.    TRANSACTIONS WITH NSA, INC.

      At April 30, 1997 NSA, Inc. owns 2,336,180 shares of the Company. Four of the shareholders of NSA, Inc. also serve as directors of the Company.

      The Company sells nutritional supplement products, air treatment systems, in-home beverage appliances, and certain water filtration product components to NSA, Inc. The Company purchases certain water filtration products and certain related accessory products from NSA, Inc. Certain of the Company's subsidiaries and its third-party licensees are parties to licensing and/or management agreements with NSA, Inc. that provide for fees payable to NSA, Inc. equal to a percentage of sales and/or allocation of certain costs incurred by NSA, Inc. in providing management and administrative services. Costs incurred by NSA, Inc. in providing management and administrative services include general management, financial reporting, benefits administration, insurance, information-systems, and other miscellaneous services. These allocations are based primarily on the percentage of sales of each company to total sales of both. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had the Company operated on a stand-alone basis. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been.

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

      On July 9, 1996, the Board of Directors of NSA, Inc. made a $7,910,520 capital contribution to the Company in the form of forgiveness of amounts due from certain direct selling subsidiaries of NSA International.

8.  GEOGRAPHIC SEGMENT DATA AND MAJOR CUSTOMERS

    Financial information, summarized by geographic area, is as follows:

YEAR ENDED APRIL 30, 1997               UNITED STATES   CANADA/MEXICO       EUROPE     ELIMINATIONS     CONSOLIDATED
Total revenues:
  Unaffiliated customers                $  5,406,373                   $ 21,339,226                    $ 26,745,599
  Sales to NSA, Inc.                       9,361,712                                      9,361,712
  Interarea sales                          2,126,976                                   $ (2,126,976)
                                        ------------                   ------------    ------------
          Total                         $ 16,895,061                   $ 21,339,226    $ (2,126,976)   $ 36,107,311
                                        ============                   ============    ============    ============

Loss before income taxes                $ (2,226,036)   $    105,165   $ (7,710,657)                   $ (9,831,528)
                                        ============    ============   ============

Identifiable assets                     $ 24,846,365    $  2,746,729   $  9,295,773    $(14,809,078)   $ 22,079,789
                                        ============    ============   ============    ============    ============

Corporate assets
                                                                                                            284,716
                                                                                                       ------------
          Total assets                                                                                 $ 22,364,505
                                                                                                       ============

Depreciation and amortization expense   $     91,241                   $    471,200                    $    562,441
                                        ============                   ============                    ============

Capital expenditures                    $      2,169                   $     37,662                    $     39,831
                                        ============                   ============                    ============

YEAR ENDED APRIL 30, 1996               UNITED STATES   CANADA/MEXICO      EUROPE      ELIMINATIONS     CONSOLIDATED

Total revenues:
  Unaffiliated customers                $  3,459,376    $  4,805,151   $ 53,297,775                    $ 61,562,302
  Sales to NSA, Inc.                      11,588,030                                                     11,588,030
  Interarea sales                          3,455,008                                   $ (3,455,008)
                                        ------------    ------------   ------------    ------------    ------------

          Total                         $ 18,502,414    $  4,805,151   $ 53,297,775    $ (3,455,008)   $ 73,150,332
                                        ============    ============   ============    ============    ============

Loss before income taxes                $   (208,892)   $     14,902   $(10,618,495)                   $(10,812,485)
                                        ============    ============   ============                    ============

Identifiable assets                     $ 21,238,400    $  2,174,434   $ 17,442,971    $ (9,807,542)   $ 31,048,263
                                        ============    ============   ============    ============

Corporate assets                                                                                            225,728
                                                                                                       ============

          Total assets                                                                                 $ 31,273,991
                                                                                                       ============

Depreciation and amortization expense   $    134,714    $     56,981   $    785,319                    $    977,014
                                        ============    ============   ============                    ============

Capital expenditures                    $          0    $     27,815   $    505,126                    $    532,941
                                        ============    ============   ============                    ============


YEAR ENDED APRIL 30, 1995                UNITED STATES   CANADA/MEXICO        EUROPE         ELIMINATIONS    CONSOLIDATED

Total revenues:
  Unaffiliated customers                $   4,504,565    $   5,360,501    $  89,522,596                     $  99,387,662
  Sales to NSA, Inc.                        9,301,000                                                           9,301,000
  Interarea sales                           4,990,675                                      $  (4,990,675)
                                        -------------    -------------    -------------    -------------    -------------

          Total                         $  18,796,240    $   5,360,501    $  89,522,596    $  (4,990,675)   $ 108,688,662
                                        =============    =============    =============    =============    =============

Loss before income taxes                $  (3,574,205)   $    (218,750)   $  (1,709,510)                    $  (5,502,465)
                                        =============    =============    =============                     =============

Identifiable assets                     $  24,590,248    $   2,992,989    $  25,589,851    $  (8,696,861)   $  44,476,227
                                        =============    =============    =============    =============

Corporate assets                                                                                                  167,545
                                                                                                            =============

          Total assets                                                                                      $  44,643,772
                                                                                                            =============

Depreciation and amortization expense   $     553,747    $     324,412    $     704,473                     $   1,582,632
                                        =============    =============    =============                     =============

Capital expenditures                    $     118,506    $      45,264    $   1,448,165                     $   1,611,935
                                        =============    =============    =============                     =============



      In addition to NSA, Inc., the Company had one major customer in 1997, accounting for 10% of the Company's total revenue. There were no major customers other than NSA, Inc. in 1996 and 1995.

9.    LITIGATION, COMMITMENTS, AND OTHER CONTINGENCIES

      During fiscal 1997, a former employee of a wholly-owned subsidiary of the Company has filed a workers' compensation complaint against the subsidiary in the State of Florida. Claims alleged by the plaintiff include injuries resulting from alleged toxic exposure during employment. The case is currently proceeding with mediation and is scheduled for trial in late September 1997.

      In April 1997 an unrelated company filed a complaint seeking injunctive relief and damages from a wholly-owned subsidiary of the Company and several other unrelated parties. Claims alleged by the plaintiff include breach of contract, trademark infringement, unfair competition and deceptive trade practices. The complaint alleges that the defendants manufactured and/or distributed products developed by the plaintiff and containing their registered trademark without their knowledge or consent.

      The Company believes that the above matters lack merit and intends to contest them vigorously; however, the outcomes cannot be predicted with certainty. The amount of any liability which might finally exist cannot be reasonably be estimated and no provision for loss has been made in the accompanying financial statements.

      The Company is party to various other claims and matters of litigation that arise in the normal course of business. Management believes the resolution of these matters will not have a material adverse effect on the results of operation or the financial condition of the Company.

      The Company has an employment contract with certain officers. Remaining minimum commitments under the agreements total $450,000 at April 30, 1997.

10.   RESTRUCTURING CHARGES

      During the first quarter of 1997, the Company announced its decision to close its European headquarters. Accordingly, a restructuring charge totalling $3,000,000 was reflected during the first quarter of fiscal 1997. As of April 30, 1997, the restructuring reserve has been fully utilized as follows: $475,000 to writedown fixed assets to net realizable value; $1,125,000 to write-off certain sales materials which are obsolete as a result of the restructuring; $425,000 to recognize costs associated with early terminations of leases; $500,000 to recognize termination costs of certain employees; and $475,000 for salary and other shutdown expenses related to the restructuring.

      In the third and fourth quarters of 1995, the Company recorded a restructuring charge totalling $1,000,000 to reflect the closing of its Mexican operation. The charge included estimates to write-down inventory and fixed assets to net realizable value and to recognize employee termination costs.

11.   STOCK OPTION PLAN

      On February 18, 1997, the Board of Directors of the Company approved, subject to shareholder approval, the adoption of the NSA International, Inc. 1997 Incentive and Non-Qualified Stock Option Plan (the "Plan"). Under the terms of the Plan, options on up to 500,000 shares of the Company's common stock may be issued to eligible officers, directors, and key employees of the Company and its subsidiaries, as well as advisors and consultants thereto. Vesting provisions, exercise price, and duration of the options shall be as determined by the Plan committee, which will consist of at least two directors of the Company; in no event, however, will the exercise price be below fair market value of the Company's common stock at the date of grant, nor will the duration of the options exceed ten years from date of grant. No stock options may be issued under the Plan after the expiration of ten years from the date the Plan becomes effective, and in no event after November 30, 2007. No options have been issued under the Plan as of April 30, 1997.

12.   QUARTERLY RESULTS (UNAUDITED)

                                       1ST QUARTER        2ND QUARTER        3RD QUARTER         4TH QUARTER
Year ended April 30, 1997:
  Total revenues                        $ 13,609,726       $ 9,441,997        $ 7,433,358        $ 5,622,230
  Gross margin                             7,645,498         4,400,138          2,523,467          2,326,710
  Net loss                                (4,507,001)         (854,312)        (1,440,409)        (3,007,806)
  Net loss per common share                    (0.93)            (0.17)             (0.30)             (0.62)


                                       1ST QUARTER        2ND QUARTER        3RD QUARTER         4TH QUARTER
Year ended April 30, 1996:
  Total revenues                        $ 21,632,028       $ 18,421,847       $ 18,347,914       $14,748,543
  Gross margin                            13,618,413         11,666,489         11,758,154         7,721,782
  Net loss                                (2,428,233)        (3,019,606)        (2,734,673)       (2,526,973)
  Net loss per common share                    (0.50)             (0.62)             (0.56)            (0.52)


      SIGNIFICANT FOURTH QUARTER ADJUSTMENTS - During the fourth quarter of fiscal 1997, the Company wrote down the value of certain notes receivable by $2,000,000 to reflect the estimated collectible amounts. This writedown was reflected as an operating expense in the accompanying financial statements.

                                     *******

                                                                     SCHEDULE II

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                               CHARGED TO           CHARGED
                                                 BALANCE AT     SALES OR            TO OTHER                            BALANCE
                                                 BEGINNING      EXPENSES            ACCOUNTS           DEDUCTIONS       AT END

1997
Allowance for doubtful accounts                $    95,880   $   (11,770)                            $   (84,110)
Allowance for uncollectible notes receivable                   2,000,000                                            $ 2,000,000
Accrued sales returns                            1,196,142       (10,454)                               (817,077)       368,611

1996                                                                                                                       1996
Allowance for doubtful accounts                    745,145      (113,928)                               (535,337)        95,880
Accrued sales returns                            1,785,608        32,447                                (621,913)     1,196,142

1995                                                                                                                       1995
Allowance for doubtful accounts                    797,296       245,601                                (297,752)       745,145
Accrued sales returns                            3,578,472      (188,193)                             (1,604,671)     1,785,608

(1)  Accounts written off during the period.
(2)  Actual sales returns during the period consisted of:

                                                     SALES                INVENTORY         COMMISSIONS           NET SALES
                                                    RETURNS               RETURNED         CHARGED BACK            RETURNS

1997                                             $(1,919,213)             $123,337          $  978,799         $  (817,077)
1996                                              (2,188,681)              450,541           1,116,227            (621,913)
1995                                              (4,829,540)              761,294           2,463,575          (1,604,671)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The following table sets forth certain information regarding the directors and executive officers of the Company and its subsidiaries. Pursuant to the Company's Charter and Bylaws, members of the Board of Directors are elected for staggered two-year terms. Except for those executive officers with employment agreements, the executive officers of the Company and its subsidiaries serve at the discretion of the Company's Boards of Directors. See "Employment Agreements."
                                                            Director     Term
Name                     Age    Position(s)                  Since      Expires
----                     ---    -----------                  -----      -------
DIRECTORS:

A. Jay Martin(1)         55     President and Director        1989      1998

Charles R. Evans, Jr.    53     Chief Operating Officer
                                and Executive
                                Vice-President and Director   1992      1998

J. Neil Rood             64     Director                      1989      1998

George R. Poteet         49     Director                      1989      1997

L.F. Swords              56     Director                      1989      1997

William W. Deupree, Jr.  56     Director                      1992      1997

William L. Gurner        51     Director                      1996      1997

EXECUTIVE OFFICERS:
-------------------
                                                                       Officer
                                                                        Since
                                                                        -----
Stan C. Turk             45     Chief Financial Officer
                                and Secretary-Treasurer                 1989

------------

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

         Charles R. Evans, Jr. has served as a director as well as the Executive Vice-President and the Chief Operating Officer of the Company since August 1992. Mr. Evans joined NSA Polymers in March 1989 and served as Vice President, Assistant Secretary and a director of NSA Polymers until August 1992. From 1984 until March 1989, he was Treasurer of Florida Polymers, Inc., a Florida corporation, the assets of which were acquired by the Company in March 1989 and which was primarily engaged in the business of plastics injection molding and tool and die manufacturing.

         J. Neil Rood has been a director of the Company since its inception. In April 1992, Mr. Rood was elected President of NSA Holdings, Inc. and, in December 1992, Mr. Rood was elected Vice President-International Operations for the Company. In December 1993, Mr. Rood completed his tenure as Vice President-International Operations. Mr. Rood is a shareholder of NSA. In April 1982, Mr. Rood organized and became President of Jonfor Systems, Inc. In June 1975, Mr. Rood organized and became President of Jonfor, Inc. Both entities are privately-held Florida corporations which act as holding and operating companies, respectively, for various retail businesses and real estate properties. Mr. Rood is also active in various real estate ventures as a developer and an owner.

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

          William W. Deupree, Jr., a director of the Company since October 1992, retired as President of Morgan Keegan & Company, Inc. and its parent company, Morgan Keegan, Inc., a New York Stock Exchange listed company, in 1996 after 10 years in such positions. Mr. Deupree joined Morgan Keegan & Company, Inc. in 1972. He is a past member of the Regional Firms Advisory Committee of the New York Stock Exchange as well as a past member of the Board of Directors for the Securities Industry Association. Mr. Deupree is a director of Morgan Keegan & Company, Inc. and Equity Inns, Inc. Mr. Deupree is a graduate of the University of the South.

          William L. Gurner, 51, has served as a director of the Company since December 1996. Mr. Gurner founded Sector Capital Management, L.L.C. in January 1995. That entity offers an equity product to public and corporate pension plans, Taft-Hartly plans and foundations. Prior to starting Sector Capital Management, L.L.C., Mr. Gurner was the pension officer for Federal Express from 1987 through 1994.

         Stan C. Turk was appointed Chief Financial Officer and Secretary-Treasurer of the Company on July 1, 1996. Mr. Turk was elected Assistant Treasurer of the Company in May 1991. Since August 1989, Mr. Turk has been employed as Assistant Treasurer of NSA. Prior to joining NSA in 1989, Mr. Turk served as the Chief Financial Officer of Barton Equipment Company and Barton Truck Center in Memphis, Tennessee and spent approximately 9 years employed as a certified public accountant.

Board of Directors Committees.

          The Board of Directors has appointed two committees: the Compensation Committee and the Audit Committee. The members of the Compensation and Audit Committees are Messrs. Swords, Deupree and Gurner.

Section 16(a) Beneficial Ownership Reporting Compliance Rules.

         Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Such officers, directors and shareholders are required by SEC regulations to furnish the Company with copies of all such reports that they file.

         Based solely on a review of copies of reports furnished to the Company, the Company believes that, during the fiscal year ended April 30, 1997, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis except as follows:

         On July 1, 1996, Mr. Stan C. Turk became an officer of the Company subject to Section 16(a) of the Exchange Act. Although the Form 3 as required by the Exchange Act was not timely filed, on January 20, 1997, a Form 5 was filed correcting this inadvertent failure.

Item 11.  Executive Compensation.

         The following table sets forth the aggregate compensation paid by the Company and its subsidiaries to the President of the Company and the two most highly compensated executive officers of the Company or its subsidiaries, for services rendered in all capacities during the fiscal years ended April 30, 1997, 1996, and 1995.

                                             SUMMARY COMPENSATION TABLE

                                                              Annual Compensation
                                               ------------------------------------------------
                                                                                 Other Annual        All Other
Name and Principal Position           Year        Salary ($)      Bonus ($)    Compensation ($)    Compensation
---------------------------           ----        ----------      ---------    ----------------    ------------
A. Jay Martin                         1997             150,000      10,528            --                 --
President of the Company              1996             150,000       6,058            --                 --
                                      1995             150,000          -0-           --                 --

Charles R. Evans, Jr.                 1997             160,226      78,029            --              8,400(2)
Chief Operating Officer               1996             225,000       7,001            --                 --
of the Company                        1995(1)          135,000      56,250            --                 --


John Greenham                         1997             120,750      25,000            --             31,704(2)
Vice President - Europe               1996             139,844      26,128            --             49,757(2)
                                      1995              90,268      20,000            --             69,663(2)

---------------------------
(1) During the first quarter of 1995, the Company paid Mr. Evans $22,500 pursuant to an oral employment agreement between the parties.
(2)       Represents housing, school fees, expenses and/or car allowance.

          The non-employee directors of the Company currently receive $1,000 for each Board of Directors meeting. The directors of the Company's subsidiaries do not receive any compensation for serving in such capacities.

         Employment Agreements.

         The Company has an employment agreement with Mr. A. Jay Martin. The employment agreement is renewable annually and provides for an annual salary of $150,000. The Company also has an employment agreement with Mr. Charles Evans which provides for annual compensation equal to $225,000.

         Compensation Committee Interlocks and Insider Participation.

         Mr. L.F. Swords serves as a member of the Compensation Committee of the Company's Board of Directors. From 1989 until March 1, 1994, Mr. Swords served as Secretary-Treasurer and Chief Financial Officer of the Company and all of its subsidiaries. Mr. Swords has not served as an officer of the Company since March 1, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth the number of shares beneficially owned as of July 22, 1997, by (a) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (b) each director or executive officer of the Company, and (c) all directors and executive officers of the Company as a group.

                                                                  Amount and Name
        Name and Address of                                        of Beneficial                    Percent
         Beneficial Owner                                           Ownership(1)                  of Class(2)
        -------------------                                       ---------------                 -----------
(a)     National Safety Associates, Inc.                            2,336,180(3)                     48.1
        4260 East Raines Road
        Memphis, Tennessee 38118

        A. Jay Martin                                               2,755,135(4)                     56.7
        4260 East Raines Road
        Memphis, Tennessee 38118

        L.F. Swords                                                 2,474,266(5)                     50.9
        4260 East Raines Road
        Memphis, Tennessee 38118

(b)     A. Jay Martin                                               2,755,135(4)                     56.7

        L.F. Swords                                                 2,474,266(5)                     50.9

        George R. Poteet                                              164,041                         3.4
        4180 Pilot
        Memphis, TN 38118

        J. Neil Rood                                                   40,733                          *
        12192 Mandarin Road
        Jacksonville, FL 32223

        William W. Deupree, Jr.                                        15,000                          *
        50 North Front Street, 21st Floor
        Memphis, TN 38103

        Charles R. Evans, Jr.                                           8,800                          *
        4260 East Raines Road
        Memphis, TN 38118

                                                                  Amount and Name
        Name and Address of                                        of Beneficial                    Percent
         Beneficial Owner                                           Ownership(1)                  of Class(2)
        -------------------                                       ---------------                 -----------
        William L. Gurner                                               - 0 -                          *
        40 South Main Street
        Memphis, TN 38103

        Stan C. Turk                                                    4,700                          *
        4260 East Raines Road
        Memphis, TN 38118

(c)     Officers and directors                                      3,126,495(4)                     64.3
        as a group (8 persons)

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

*        Indicates less than 1%.

Item 13.  Certain Relationships and Related Transactions.

         Sales of Juice Plus+(R) products to NSA totaled approximately $9,300,000 or 26% of the Company's revenues for the fiscal year ended April 30, 1997.

         At April 30, 1996, the Company owed approximately $8,823,000 to NSA for product purchases, management and licensing fees, and cash advances for equipment purchases and working capital. Such borrowings were payable upon demand and are non-interest bearing. On July 9, 1996, NSA made an approximate $7.9 million capital contribution to the Company by forgiving $7.9 million of the outstanding indebtedness owed to NSA by the Company's European direct-selling subsidiary organizations. At April 30, 1997, the Company owed approximately $7,793,000 to NSA for cash advances for working capital, product purchases and management fees.

         Prior to May 1, 1993, the Company purchased from NSA the majority of the water filtration and related accessory products which it sold in Canada, the United Kingdom, Ireland, Germany, Mexico, Switzerland, the Netherlands and Belgium. The Company still purchases certain water filtration and related accessory products from NSA. The cost of such purchases was approximately $46,000 for the fiscal year ended April 30, 1997.

         NSA provides certain management, consulting and advisory services to the Company. In consideration for these services, the Company pays to NSA any and all amounts collected by the Company from the Company's Master Distributors in exchange for data processing services offered to such Master Distributors by the Company. The amount paid by the Company to NSA was $500,873 for the fiscal year ended April 30, 1997.

         In April 1991, the Company obtained a line of credit for $5,000,000 from National Bank of Commerce. Mr. Williams, a former director of the Company, was at the time the Executive Vice President and Senior Commercial Loan Officer of the Commercial Banking Group of National Bank of Commerce. Any amounts advanced to the Company by National Bank of Commerce pursuant to this line of credit were to bear interest at the Bank's prime rate. As of April 30, 1997, no amounts were outstanding under the line of credit.

         NSA has guaranteed the obligations of National Safety Associates of America (U.K.) Limited ("NSA UK") under the lease agreements pursuant to which NSA UK leases approximately 12,800 square feet in Maidenhead, Berkshire, England.

         Effective February 1, 1995, the Company sold substantially all of the assets of NSA Polymers to its management for $5 million. In order to determine an appropriate purchase price, the Company had an evaluation and fairness opinion prepared by an unrelated third party which is in the business of rendering such opinions. The fairness opinion provided that a purchase price of $5 million was fair to the Company and its shareholders. The purchase price for the NSA Polymers assets consisted of a $500,000 cash payment at the closing from the Buyer to NSA Polymers, delivery of the buyer's promissory note in the principal amount of $500,000 which is due and payable six months from the closing date, and delivery of the buyer's promissory note in the principal amount of $4 million which is due and payable over an eight year period. The $500,000 and $4 million notes are secured by the fixed assets of the buyer. As additional consideration for the purchase of the NSA Polymer's assets, the Company entered into a 5 year manufacturing contract with the buyer which requires that certain minimum purchase levels be maintained by the Company. The Company satisfied such minimum purchase levels in fiscal 1997.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)      (1)      Financial Statement Schedule

                  Schedule II Valuation and Qualifying Accounts Years Ended
                  April 30, 1977, 1996, and 1995

         (2)      Exhibits

*        3.1      Amended and Restated Charter of the Company

**       3.2      Bylaws of the Company

*        4.1      Form of Stock Certificate

+       10.3      Amended and Restated Manufacturing License and
                  Distribution Agreement between Smokey Santillo and the
                  Company dated March 31, 1994.

***     10.4      Manufacturing Agreement between the Company and Polymers,
                  Inc. dated February 28, 1995.

+       10.5      Lease Agreement between the Company and Adobe Systems Europe,
                  B.V. dated July 1, 1993.

*       10.6      Lease Agreement between NSA U.K. and Crown Life Pensions
                  Limited dated November 28, 1988.

         10.7     Management Agreement between NSA and the Company dated May 1,
                  1996

+        10.8     Distribution and License Agreement between NSA and the
                  Company dated May 1, 1994.

+        10.9     Exclusive Manufacturing License Agreement between NSA and the
                  Company dated May 1, 1993.

+        10.10    Sales Agreement between NSA and the Company dated May 1, 1994.

+        10.11    Sales Agreement between NSA and NSA Polymers dated May 1, 1994.

+        10.12    Warehousing Agreement between the NSA Netherlands and
                  Expeditiebedrijf Frans Maas B.V. dated April 21, 1994.

+        10.13    Manufacturing Agreement between the Company and Natural
                  Alternatives International, Inc. dated April 1, 1993.

+        10.14    First Amendment to the Exclusive Manufacturing License
                  Agreement between the Company and NSA dated May 1, 1993.

****     10.15    Asset Purchase Agreement between National Safety Associates,
                  Ltd. and National Safety Associates of Canada, Inc.

+        10.16    Employment Agreement between A. Jay Martin and the Company dated May 1, 1994. *****

+        10.17    Employment Agreement between Charles R. Evans and the
                  Company dated August 1, 1994. *****

         10.18    Registrant's 1997 Incentive and Non-Qualified Stock Option
                  Plan. *****

         21.1     List of Subsidiaries of the Company.

         * Incorporated by reference to exhibits filed with the Company's Registration Statement on Form 10, Commission File
                  No. 0-19487

         ** Incorporated by reference to exhibits filed with the Company's Registration Statement of Form S-18 Registration
                  No. 33-42158-A

         + Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended April 30, 1995.

         *** Incorporated by reference to exhibits filed with the Company's 8-K on March 7, 1995.

         **** Incorporated by reference to exhibits filed with the Company's 8-K on May 15, 1996.

         *****    Management Compensatory Plan

(b)      Reports on Form 8-K

         None.

(c)      Financial Data Schedule (for SEC purposes only)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NSA INTERNATIONAL, INC.

                                                 By: /s/ A. Jay Martin
                                                    ---------------------------
                                                    A. Jay Martin, President

                                                 Date: July 25, 1997
                                                      -------------------------


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                          TITLE                         DATE
/s/ A. Jay Martin
---------------------------      President and Director            July 25, 1997
A. Jay Martin


/s/ Stan C. Turk                 Secretary-Treasurer and           July 25, 1997
---------------------------      Chief Financial Officer
Stan C. Turk


/s/ George R. Poteet             Director                          July 25, 1997
---------------------------
George R. Poteet


/s/ J. Neil Rood                 Director                          July 25, 1997
---------------------------
J. Neil Rood


/s/ Charles R. Evans, Jr.        Executive Vice-President, Chief   July 25, 1997
---------------------------      Operating Officer and Director
Charles R. Evans, Jr.


/s/ William W. Deupree, Jr.      Director                          July 25, 1997
---------------------------
William W. Deupree, Jr.


/s/ William L. Gurner            Director                          July 25, 1997
---------------------------
William L. Gurner


/s/ L. F. Swords                 Director                          July 25, 1997
---------------------------
L. F. Swords