Form 10-Q
period 1997-07-31
NSA INTERNATIONAL INC
filed 1997-09-12
CIK 850036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 31, 1997
                               -------------------------------------------------
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------      ---------------------------

Commission File Number:    0-19487
                       ---------------------------------------------------------

                             NSA INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Tennessee                       62-1387102
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
                or organization)                      Identification No.)

4260 East Raines Road, Memphis, Tennessee                             38118
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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

         4,858,156 shares of Common Stock, $.05 par value were outstanding at September 10, 1997.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

NSA International, Inc. and Subsidiaries:

         Consolidated Balance Sheets as of July 31, 1997 (unaudited) and April 30, 1997

         Consolidated Statements of Operations for the Three Month Periods Ended July 31, 1997 and 1996 (unaudited)

         Consolidated Statements of Shareholders' Equity for the Three Month Periods Ended July 31, 1997 and 1996 (unaudited)

         Consolidated Statements of Cash Flows for the Three Month Periods Ended July 31, 1997 and 1996 (unaudited)

         Notes to Consolidated Financial Statements

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                          July 31,               April 30,
                                                                            1997                   1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $  5,328,716           $  5,771,563
  Short-term investments                                                      18,031                 10,754
  Receivables, net                                                         2,845,913              2,972,636
  Refundable income taxes                                                    827,798                690,000
  Inventories, net                                                         5,291,635              7,104,869
  Deferred income taxes                                                       32,000                 32,000
  Notes receivable - short-term                                              690,000                550,000
  Other current assets                                                       191,522                265,078
                                                                        ------------           ------------

          Total current assets                                            15,225,615             17,396,900

PROPERTY AND EQUIPMENT, At cost:
  Leasehold improvements                                                     194,548                195,862
  Manufacturing equipment                                                    456,062                455,850
  Office furniture and equipment                                             908,706              1,043,222
  Data processing equipment                                                  562,125                555,148
                                                                        ------------           ------------
          Total                                                            2,121,441              2,253,082
  Less accumulated depreciation and amortization                          (1,201,244)            (1,326,684)
                                                                        ------------           ------------

          Property and equipment, net                                        920,197                926,398

NOTES RECEIVABLE - LONG-TERM                                               2,705,303              2,945,007

OTHER ASSETS                                                               1,016,081              1,096,200
                                                                        ------------           ------------

TOTAL ASSETS                                                            $ 19,867,196           $ 22,364,505
                                                                        ------------           ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Amounts due to NSA, Inc.                                              $  6,701,524           $  7,793,387
  Accounts payable, trade                                                    680,474                913,452
  Accrued sales commissions and allowances                                   242,558                246,603
  Accrued compensation and expenses                                        2,139,258              2,834,976
  Accrued sales returns                                                      200,535                368,611
  Advance payments by dealers/distributors                                    83,283                 95,714
  Income taxes payable                                                       574,124                656,000
  Other current liabilities                                                  224,378                186,981
                                                                        ------------           ------------

          Total current liabilities                                       10,846,134             13,095,724

DEFERRED INCOME TAXES                                                         32,000                 32,000

OTHER LIABILITIES                                                          1,168,880                929,518

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.05 par value, 100,000,000
    shares authorized, 4,858,156 shares issued and
    outstanding at July 31 and April 30, 1997                                242,908                242,908
  Additional paid-in capital                                              29,106,950             29,106,950
  Deficit                                                                (21,529,676)           (21,042,595)
                                                                        ------------           ------------
          Total shareholders' equity                                       7,820,182              8,307,263
                                                                        ------------           ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 19,867,196           $ 22,364,505
                                                                        ------------           ------------



See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTH PERIODS ENDED JULY 31, 1997 AND 1996 (UNAUDITED)

                                                                              1997                1996
NET REVENUES:
  Net sales                                                               $ 6,341,334         $ 13,335,120
  Dealer fee income                                                           205,274              274,606
                                                                          -----------         ------------
          Total                                                             6,546,608           13,609,726

COSTS AND EXPENSES:
  Dealer/distributor commissions and allowances                              (600,869)          (4,549,701)
  Cost of products sold                                                    (4,641,281)          (5,964,228)
  Operating expenses                                                       (2,061,758)          (4,562,919)
  Licensing and management fees to NSA, Inc.                                  (35,226)            (246,449)
  Interest income, net                                                        158,526              122,886
  Other income, net                                                           146,919               93,152
  Restructuring charge                                                                          (3,000,000)
                                                                          -----------         ------------

          Total                                                            (7,033,689)         (18,107,259)
                                                                          -----------         ------------

LOSS BEFORE INCOME TAXES                                                     (487,081)          (4,497,533)

INCOME TAX PROVISION                                                                                (9,468)
                                                                          -----------         ------------
NET LOSS                                                                  $  (487,081)        $ (4,507,001)
                                                                          -----------         ------------


LOSS PER COMMON SHARE                                                     $     (0.10)        $      (0.93)
                                                                          -----------         ------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                        4,858,156            4,858,156
                                                                          -----------         ------------


TRANSACTIONS WITH NSA, INC. INCLUDED IN THE ABOVE:
  Net sales to NSA, Inc.                                                  $ 2,074,000         $  2,521,000
  Cost of products sold for products purchased from NSA, Inc.                  24,290              293,823



See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTH PERIODS ENDED JULY 31, 1997 AND 1996 (UNAUDITED)




                                             Common Stock
                                        ----------------------
                                                                   Additional
                                         Number                      Paid-in
                                        of Shares      Amount        Capital        Deficit        Total
1996

BALANCES AT APRIL 30, 1996            4,858,156    $   242,908    $21,196,430   $(11,233,067)   $10,206,271
  Net loss                                                                        (4,507,001)    (4,507,001)
  Forgiveness of debt by NSA, Inc.                                  7,910,520                     7,910,520
                                      ---------    -----------    -----------   ------------    -----------

BALANCES AT JULY 31, 1996             4,858,156    $   242,908    $29,106,950   $(15,740,068)   $13,609,790
                                      ---------    -----------    -----------   ------------    -----------

1997

BALANCES AT APRIL 30, 1997            4,858,156    $   242,908    $29,106,950   $(21,042,595)   $ 8,307,263
  Net loss                                                                          (487,081)      (487,081)
                                      ---------    -----------    -----------   ------------    -----------

BALANCES AT JULY 31, 1997             4,858,156    $   242,908    $29,106,950   $(21,529,676)   $ 7,820,182
                                      ---------    -----------    -----------   ------------    -----------


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTH PERIODS ENDED JULY 31, 1997 AND 1996 (UNAUDITED)


                                                                                      1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $  (487,081)   $(4,507,001)
  Adjustments to reconcile net loss to net cash provided by (used in) operations:
    Loss on disposal of property and equipment                                              459
    Gain on sales of short-term investments                                              (7,277)
    Depreciation                                                                         68,685        205,510
    Restructuring charge                                                              3,000,000
    Changes in assets and liabilities:
      Receivables, net                                                                  126,723     (1,407,192)
      Inventories                                                                     1,813,234     (1,103,402)
      Other assets                                                                      153,675         22,962
      Accounts payable, trade                                                          (232,978)      (825,006)
      Accrued sales returns                                                            (168,076)        59,414
      Advance payments by dealers/distributors                                          (12,431)       (61,225)
      Accrued expenses                                                                 (699,763)       (61,200)
      Income taxes payable and refundable                                              (219,674)         8,988
      Other liabilities                                                                 276,759       (274,250)
                                                                                    -----------    -----------

            Net cash provided by (used in) operating activities                         612,255       (435,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                    (62,943)        (2,755)
  Principal payments on notes receivable                                                 99,704        157,086
                                                                                    -----------    -----------

            Net cash provided by investing activities                                    36,761        154,331

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from (repayments to) National Safety Associates, Inc. for equipment
    purchases and working capital                                                    (1,091,863)     2,894,024
                                                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (442,847)    (1,894,047)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        5,771,563      8,754,770
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 5,328,716    $ 6,860,723
                                                                                    -----------    -----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                     $       Nil    $       Nil
  Income taxes refunded, net                                                            219,674            Nil

See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED JULY 31, 1997 AND 1996 (UNAUDITED)



1.    FINANCIAL STATEMENT PRESENTATION

      The consolidated balance sheet as of July 31, 1997 and the consolidated statements of operations, shareholders' equity, and cash flows for the three month periods ended July 31, 1997 and 1996 have been prepared by the Company, without audit. It is management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of July 31, 1997 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

      Certain amounts in the three month period ended July 31, 1996 financial statements have been reclassified to be consistent with the presentation in the three month period ended July 31, 1997 financial statements.

2.    LOSS PER SHARE

      Loss per share have been computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding.

3.    INVENTORIES

      Inventories consisted of the following:


                                                    July 31, 1997    April 30, 1997

Raw materials                                        $ 1,917,749     $ 1,784,662
Finished goods                                         3,811,404       5,615,235
Accessories                                              732,749         806,704
                                                     -----------     -----------
      Total at cost                                    6,461,902       8,206,601
Reserve for excess and obsolete inventories           (1,170,267)     (1,101,732)
                                                     -----------     -----------

      Inventories, net                               $ 5,291,635     $ 7,104,869
                                                     ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion should be read in conjunction with the Consolidated Financial Statements and the discussion of NSA International, Inc.'s (the "Company") business and other detailed information appearing elsewhere herein. All information is based on the Company's fiscal quarter ended July 31.

Results of Operations

NET REVENUE

                                                           First Quarter
                                               1998          Change            1997
                                               ----          ------            ----
                                                       (Dollars in thousands)
Net revenues                                   $  6,546      (51.90%)          $ 13,610
Cost and expenses                              $  7,033      (61.16%)          $ 18,107
Percentage of net revenues                       107.44%                         133.04%
Net loss                                       $    487                        $  4,507
Loss per share                                 $   (.10)                       $   (.93)

         The 1998 first quarter decrease in net revenues primarily resulted from the Company's reorganization and change in its method of selling and distributing its products. This reorganization resulted in the sales of the Company's European direct selling operations in Germany, Switzerland, United Kingdom, Ireland, Holland and Belgium in the 1997 second quarter to third party licensees (Master Distributors).

         The Company continues to maintain direct selling operations in France and Italy and to sell products to its Master Distributors.

COSTS AND EXPENSES

                                                           First Quarter
                                               1998          Change            1997
                                               ----          ------            ----
                                                       (Dollars in thousands)
Dealer/Distributor commissions
         and allowances                        $  600        (86.81%)          $ 4,550
Percentage of net revenues                       9.17%                           33.43%
Cost of products sold                          $4,641        (22.18%)          $ 5,964
Percentage of net revenues                      70.90%                           43.82%

         The decrease in the 1998 first quarter dealer/distributor commissions and allowances, as a percent of net revenues, primarily reflects the change in the sales mix caused by the sale of the above mentioned direct selling operations to Master Distributors. The 1998 first quarter increase in the cost of products sold as a percentage of net revenues principally occurred for this reason, also. Sales made by the Company to its Master Distributors are lower margin sales which do not incur dealer/distributor commissions. Sales made by the Company through its direct selling subsidiaries are at a higher margin, but most of these sales require the payment of dealer/distributor commissions.

                                                             First Quarter
                                                  1998           Change          1997
                                                  ----           ------          ----
                                                        (Dollars in thousands)
         Operating expenses                      $2,062        (54.81%)         $4,563
         Percentage of net revenues               31.50%                         33.53%

         The Company's decline in the 1998 first quarter operating expenses primarily reflects certain operating cost and expense reductions resulting from the sale of the above direct selling operations and closure of the Company's central operations headquarters in Amsterdam.

                                                             First Quarter
                                                  1998           Change          1997
                                                  ----           ------          ----
                                                        (Dollars in thousands)
         Interest income, net                    $ 159           29.27%          $ 123
         Percentage of net revenue                2.42%                           0.90%


         The 1998 first quarter increase in interest income resulted from the increase in notes receivables due to the sale of the direct selling operations.

                                                             First Quarter
                                                  1998           Change          1997
                                                  ----           ------          ----
                                                        (Dollars in thousands)
         Management fees to NSA, Inc.             $  35        (85.77%)          $ 246
         Percentage of net revenues                0.53%                          1.81%


         The decrease in management fees is principally due to the sale of the Company's direct selling operations discussed above.

                                                             First Quarter
                                                  1998           Change          1997
                                                  ----           ------          ----
                                                        (Dollars in thousands)
         Other income, net                       $ 146         56.99%           $ 93
         Percentage of net revenues               2.23%                          .68%


         The increase in the 1998 first quarter other income primarily resulted from foreign currency translation gains, net of a small foreign currency hedging loss.

                                                              First Quarter
                                                    1998           Change          1997
                                                    ----           ------          ----
                                                          (Dollars in thousands)
         Restructuring costs                       $   0                          $3,000
         Percentage of net revenues                 0.00%                          22.04%


         During the 1997 first quarter, the Company charged $3,000,000 for expenses to be incurred with the closing of the Company's European Central Office and other changes as a result of the pending sales of certain of the European direct selling operations.

                                                             First Quarter
                                                  1998                           1997
                                                  ----                           ----
                                                        (Dollars in thousands)
         Provision for income taxes               $0                              $9
         Effective tax rate                       N/A                             N/A

         The relatively low income tax provisions for the first quarters of 1998 and 1997 primarily reflect the unusable net operating losses during each period.

NET LOSS

                                                             First Quarter
                                                  1998                           1997
                                                  ----                           ----
                                                        (Dollars in thousands)
         Net loss                                $ 487                        $4,507
         Loss per share                          $(.10)                       $ (.93)

FUTURE OUTLOOK

         The Company is actively looking for suitable third party licensees to acquire its remaining direct selling operations in France and Italy.

         The Company's new Master Distributor in Spain, Portugal, and Andorra began operations in the 1998 first quarter. The Company is continuing to expand geographically into new markets. It expects to have new Master Distributor operations in Australia, New Zealand, Korea, Paraguay and Fiji during the later part of the year.

         Management anticipates that its operational changes and new product introductions will provide the Company with long-term favorable operation results, although the ultimate effect of these change cannot be determined. There could be continue adverse short-term operating results.

LIQUIDITY AND CAPITAL RESOURCES

                                                               First Quarter
                                                           1998            1997
                                                           ----            ----
                                                         (Dollars in thousands)
         Cash and cash equivalents                        $5,329          $6,861
         Short-term investments                               18              13
         Working capital                                   4,379           7,227
         Cash provided (used) by operating activities        621            (435)
         Cash provided (used) by investing activities         37             154
         Cash (used) by financing activities              (1,092)          2,894

         On March 19, 1997 the Company's Board of Directors authorized the repurchase of up to $1 million in shares of its Common Stock, $.05 par value, from time to time on the open market or in privately negotiated purchases. Currently, the Company has repurchased approximately 30,885 shares of Common Stock pursuant to this repurchase plan. These shares have yet to be retired and upon retirement the total outstanding shares will be adjusted.

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

                                               NSA INTERNATIONAL, INC.

Date:  September 10, 1997                      By:  /s/ Stan C. Turk
                                                  -----------------------------
                                                  Stan C. Turk,
                                                  Chief Financial Officer