Form 10-Q
period 1997-10-31
NSA INTERNATIONAL INC
filed 1997-12-12
CIK 850036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    October 31, 1997
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________to_______________________________

Commission File Number:    0-19487
                       ---------------------------------------------------------

                             NSA INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Tennessee                                      62-1387102
---------------------------------------------   -----------------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)


                 4260 East Raines Road, Memphis, Tennessee                 38118
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

         4,858,156 shares of Common Stock, $.05 par value were outstanding at December 11, 1997.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NSA International, Inc. and Subsidiaries:

         Consolidated Balance Sheets as of October 31, 1997 (unaudited) and April 30, 1997

         Consolidated Statements of Operations for the Three Month and Six Month Periods Ended October 31, 1997 and 1996 (unaudited)

         Consolidated Statements of Shareholders' Equity for the Six Month Periods Ended October 31, 1997 and 1996 (unaudited)

         Consolidated Statements of Cash Flows for the Six Month Periods Ended October 31, 1997 and 1996 (unaudited)

         Notes to Consolidated Financial Statements

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                            OCTOBER 31,    APRIL 30,
ASSETS                                                                                          1997          1997
CURRENT ASSETS:
  Cash and cash equivalents                                                                 $  4,440,174   $  5,771,563
  Short-term investments                                                                         155,390         10,754
  Receivables, net                                                                             3,375,203      2,972,636
  Refundable income taxes                                                                        546,671        690,000
  Inventories                                                                                  5,895,963      7,104,869
  Deferred income taxes                                                                           32,000         32,000
  Notes receivable - short-term                                                                  783,000        550,000
  Other current assets                                                                           424,202        265,078
                                                                                            ------------   ------------

          Total current assets                                                                15,652,603     17,396,900

PROPERTY AND EQUIPMENT, At cost:
  Leasehold improvements                                                                         194,548        195,862
  Manufacturing equipment                                                                        456,062        455,850
  Office furniture and equipment                                                                 890,429      1,043,222
  Data processing equipment                                                                      590,941        558,148
                                                                                            ------------   ------------
          Total                                                                                2,131,980      2,253,082
  Less accumulated depreciation and amortization                                              (1,268,986)    (1,326,684)
                                                                                            ------------   ------------

          Property and equipment, net                                                            862,994        926,398

NOTES RECEIVABLE - LONG-TERM                                                                   2,511,284      2,945,007

OTHER ASSETS                                                                                   1,032,008      1,096,200
                                                                                            ------------   ------------

TOTAL ASSETS                                                                                $ 20,058,889   $ 22,364,505
                                                                                            =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Amounts due to NSA, Inc.                                                                  $  7,834,956   $  7,793,387
  Accounts payable, trade                                                                        733,222        913,452
  Accrued sales commissions and allowances                                                       156,017        246,603
  Accrued compensation and expenses                                                            2,297,244      2,834,976
  Accrued sales returns                                                                           45,670        368,611
  Advance payments by dealers/distributors                                                        77,037         95,714
  Income taxes payable                                                                           576,792        656,000
  Other current liabilities                                                                      225,296        186,981
                                                                                            ============   ============

          Total current liabilities                                                           11,946,234     13,095,724

DEFERRED INCOME TAXES                                                                             32,000         32,000

OTHER LIABILITIES                                                                              1,209,102        929,518

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.05 par value, 100,000,000 shares authorized, 4,855,656 and 4,858,156
    outstanding, respectively, at October 31, 1997 and April 30, 1997                            242,783        242,908
  Additional paid-in capital                                                                  29,106,195     29,106,950
  Deficit                                                                                    (22,477,425)   (21,042,595)
                                                                                            ------------   ------------

          Total shareholders' equity                                                           6,871,553      8,307,263
                                                                                            ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 20,058,889   $ 22,364,505
                                                                                            ============   ============

See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                                   THREE MONTHS                    SIX MONTHS
                                                                ENDED OCTOBER 31,               ENDED OCTOBER 31,
                                                           -----------------------------  ------------------------------
                                                               1997           1996             1997           1996
NET REVENUES:
  Net sales                                                  $ 5,347,038    $ 9,269,252     $ 11,688,372   $ 22,604,372
  Dealer/distributor fee income                                  196,688        172,745          401,962        447,351
                                                             -----------    -----------     ------------   ------------

          Total                                                5,543,726      9,441,997       12,090,334     23,051,723

COSTS AND EXPENSES:
  Dealer/distributor commissions and allowances                 (580,367)    (1,584,701)      (1,181,236)    (6,134,402)
  Cost of products sold                                       (4,256,440)    (5,041,859)      (8,897,721)   (11,006,087)
  Operating expenses                                          (1,876,581)    (3,634,989)      (3,938,339)    (8,197,908)
  Licensing and management fees to NSA, Inc.                     (22,736)      (142,595)         (57,962)      (389,044)
  Interest income, net                                           190,151        123,943          348,677        246,829
  Other income (expense), net                                     54,498        174,424          201,417        267,576
  Restructuring charge                                                                                       (3,000,000)
                                                             -----------    -----------     ------------   ------------

          Total                                               (6,491,475)   (10,105,777)     (13,525,164)   (28,213,036)
                                                             -----------    -----------     ------------   ------------

LOSS BEFORE INCOME TAXES                                        (947,749)      (663,780)      (1,434,830)    (5,161,313)

INCOME TAX PROVISION                                                           (190,532)                       (200,000)
                                                             -----------    -----------     ------------   ------------

NET LOSS                                                     $  (947,749)   $  (854,312)    $ (1,434,830)  $ (5,361,313)
                                                             ===========    ===========     ============   ============

LOSS PER COMMON SHARE                                        $     (0.20)   $     (0.17)    $      (0.30)  $      (1.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                  4,855,656      4,858,156        4,856,906      4,858,156

TRANSACTIONS WITH NSA, INC. INCLUDED IN THE ABOVE:
  Net sales to NSA, Inc.                                     $ 2,188,000    $ 2,504,000      $ 4,262,000    $ 5,025,000
  Cost of products sold (purchased from NSA, Inc.)               127,638            NIL          151,928        293,823


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTH PERIODS ENDED OCTOBER 31, 1997 AND 1996 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                         COMMON STOCK
                                                  ---------------------------  ADDITIONAL
                                                     NUMBER                      PAID-IN
                                                    OF SHARES      AMOUNT        CAPITAL       DEFICIT         TOTAL

BALANCE AT APRIL 30, 1996                            4,858,156     $ 242,908  $ 21,196,430  $ (11,233,067) $ 10,206,271
  Net loss                                                                                     (5,361,313)   (5,361,313)
  Forgiveness of debt by NSA, Inc.                                               7,910,520                    7,910,520
                                                     ---------     ---------  ------------  -------------  ------------

BALANCE AT OCTOBER 31, 1996                          4,858,156     $ 242,908  $ 29,106,950  $ (16,594,380) $ 12,755,478
                                                     =========     =========  ============  =============  ============


BALANCE AT APRIL 30, 1997                            4,858,156     $ 242,908  $ 29,106,950  $ (21,042,595) $  8,307,263
  Net loss                                                                                     (1,434,830)   (1,434,830)
  Repurchase and retirement of common stock             (2,500)         (125)         (755)                        (880)
                                                     ---------     ---------  ------------  -------------  ------------

BALANCE AT OCTOBER 31, 1997                          4,855,656     $ 242,783  $ 29,106,195  $ (22,477,425) $  6,871,553
                                                     =========     =========  ============  =============  ============


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED OCTOBER 31, 1997 AND 1996 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                                                             OCTOBER 31,   OCTOBER 31,
                                                                                                1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                   $ (1,434,830) $ (5,361,313)
  Adjustments to reconcile net loss to net cash provided (used) by operations:
    Gain on sales of property and equipment                                                           459
    Depreciation and amortization                                                                 135,967       383,054
    Restructuring charge                                                                                      3,000,000
    Changes in assets and liabilities:
      Receivables, net                                                                           (402,567)   (2,791,827)
      Inventories                                                                               1,208,906      (183,812)
      Other current assets                                                                        (94,932)      231,167
      Accounts payable                                                                           (180,230)   (1,574,289)
      Liability for sales returns                                                                (322,941)      (31,282)
      Advance payments by dealers/distributors                                                    (18,677)      (60,682)
      Accrued expenses                                                                           (628,318)   (1,782,687)
      Income taxes payable and refundable                                                          64,121      (175,799)
      Other liabilities                                                                           317,899      (292,405)
                                                                                             ------------  ------------

            Net cash used in operating activities                                              (1,355,143)   (8,639,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                                                             (144,636)
  Purchases of property and equipment                                                             (73,022)       (9,120)
  Proceeds from receipt of notes receivable                                                       200,723        50,000
                                                                                             ------------  ------------

            Net cash provided by (used in) investing activities                                   (16,935)       40,880

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock and warrants                                                            (880)
  Advances from NSA, Inc. for equipment purchases and working capital                              41,569     5,725,948
                                                                                             ------------  ------------

            Net cash provided by financing activities                                              40,689     5,725,948
                                                                                             ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (1,331,389)   (2,873,047)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  5,771,563     8,754,770
                                                                                             ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $  4,440,174  $  5,881,723
                                                                                             ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                                 $      4,700  $        NIL
    Income taxes paid (refunded), net                                                              64,121      (223,310)


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIODS ENDED OCTOBER 31, 1997 AND 1996 (UNAUDITED)
------------------------------------------------------------------------------


1.    FINANCIAL STATEMENT PRESENTATION

      The consolidated balance sheet as of October 31, 1997, the consolidated statements of operations for the three month and six month periods ended October 31, 1997 and 1996, and the consolidated statements of shareholders' equity and cash flows for the six month periods ended October 31, 1997 and 1996 have been prepared by the Company, without audit. It is management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 1997 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

3.    INVENTORIES

      Inventories consisted of the following:

                                                                               OCTOBER 31, 1997         APRIL 30, 1997
Raw materials                                                                  $ 2,064,657              $ 1,784,662
Finished goods                                                                   4,252,844                5,615,235
Accessories                                                                        796,433                  806,704
                                                                               -----------              -----------
           Total at cost                                                         7,113,934                8,206,601
Reserve for excess and obsolete inventory                                       (1,217,971)              (1,101,732)
                                                                               -----------              -----------

           Total                                                               $ 5,895,963              $ 7,104,869
                                                                               ===========              ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion should be read in conjunction with the Consolidated Financial Statements and the discussion of NSA International, Inc.'s (the "Company") business and other detailed information appearing elsewhere herein. All information is based on the Company's fiscal quarter ended October 31.

RESULTS OF OPERATIONS

NET REVENUE


                                          Second Quarter                                   Six Months
                            -----------------------------------------   ---------------------------------------------

                               1998         CHANGE           1997            1998           CHANGE            1997
                               ----         ------           ----            ----           ------            ----
                                                           (Dollars in Thousands)

Net Revenues                $ 5,544        (41.29%)       $  9,443      $   12,090        (47.55%)         $23,052

Cost and expenses             6,491        (35.77%)         10,106          13,524        (52.06%)          28,213

Percentage of net
revenues                     117.08%                        107.02%         111.86%                         122.39%

Net loss                        947                            854            1434                            5361

Earnings (loss) per share   $  (.20)                      $   (.17)     $     (.30)                        $ (1.10)

The 1998 second quarter revenues decreased approximately $1,000,000 from the 1998 first quarter revenues. This second quarter revenue decline resulted from late summer, early fall seasonal revenue declines that the Company had previously experienced in Europe. Both the Company's remaining direct selling operations and sales to its European Master Distributors had revenues decline from the first quarter of 1998. This was coupled by a sales decline to the Company's Asian Master Distributor as a result of the changing economic and currency conditions in that part of the world.

The decrease in the 1998 second quarter and first six months revenues, versus the 1997 periods, resulted primarily from the sale of certain of the direct selling operations to the Master Distributors.

COST AND EXPENSES


                                                    Second Quarter                               Six Months
                                       ---------------------------------------    ------------------------------------

                                        1998          CHANGE          1997        1998         CHANGE         1997
                                        ----          ------          ----        ----         ------         ----

                                                                      (Dollars in thousands)

Dealer/Distributor commissions
and allowances                        $  581           (63.32%)       $1,584        $1,181     (80.75%)     $ 6,134


Percentage of net revenues             10.48%                          16.79%         9.77%                   26.61%

Cost of products sold                  4,257           (15.57%)        5,042         8,898     (19.15%)      11,006

Percentage of net revenues             76.78%                          53.40%        73.59%                   47.74%

The decrease in the 1998 second quarter and first six months' dealer/distributor commissions and allowances, as a percent of net revenues, primarily reflects the change in the sales mix caused by the sale of the above mentioned direct selling operations to the Master Distributors. The 1998 second quarter and first six months increase in the cost of products sold as a percentage of net revenues principally occurred for this reason also. Sales made by the Company to its Master Distributors are lower margin sales which do not incur dealer/distributor commissions. Sales made by the Company through its direct selling subsidiaries are at a higher margin, but most of these sales require the payment of dealer/distributor commissions. The Company's 1998 second quarter cost of sales increased approximately 3% from the 1998 first quarter cost of sales causes by a changing product mix as a result of the above net revenue decline.


                                              Second Quarter                                  Six Months
                                 -------------------------------------      -------------------------------------------

                                   1998         CHANGE          1997           1998           CHANGE            1997
                                   ----         ------          ----           ----           ------            ----
                                                                (Dollars in thousands)

Operating Expenses               $1,876         (48.39)%      $3,635        $3,938           (51.96)%        $8,198

Percentage of net revenues        33.84%                       38.49%        32.57%                           35.56%

         The Company's 1998 second quarter and first six months declines in operating expenses reflect certain cost and expense reductions resulting from the sale of European direct selling operations in the 1997 second quarter.


                                              Second Quarter                             Six Months
                                 -------------------------------------      -----------------------------------------

                                   1998         CHANGE          1997           1998           CHANGE         1997
                                   ----         ------          ----           ----           ------         ----
                                                               (Dollars in thousands)

Interest income                  $190           54.47%          $123           $348           41.46%         $246

         The increase in interest income resulted from the increase in notes receivables due from the sale of direct selling operations.


                                              Second Quarter                                 Six Months
                                 -------------------------------------      -------------------------------------------

                                   1998         CHANGE        1997             1998          CHANGE             1997
                                   ----         ------        ----             ----          ------             ----
                                                               (Dollars in thousands)

Management fees
to NSA, Inc.                       $22         (84.62%)       $ 143           $ 57           (85.35%)           $ 389

Percentage of net revenues         .40%                        1.51%           .47%                              1.69%

         The management fees decrease is due to the sales of the direct selling operations.


                                              Second Quarter                                 Six Months
                                 -------------------------------------    ---------------------------------------------
                                  1998                        1997            1998                            1997
                                  ----                        ----            ----                            ----
                                                             (Dollars in thousands)

Other income (expense)           $  56                       $ 175            $ 202                          $ 268

Percentage of net revenues        1.01%                       1.85%            1.67%                          1.16%

The decrease in the 1998 second quarter and six months other income results from losses in foreign currency translation versus foreign currency translation gains in the same 1997 periods. This 1998 second quarter translation loss was offset by the recognition of approximately $150,000 of gain on the sale of certain direct selling operations which was previously deferred.


                                              Second Quarter                                 Six Months
                                 -------------------------------------    ---------------------------------------------
                                  1998                        1997            1998                            1997
                                  ----                        ----            ----                            ----
                                                             (Dollars in thousands)

Restructuring Costs              $-0-                         $-0-            $-0-                           $3,000

Percentage of net revenues                                                                                    13.01%


         During the 1997 first quarter, the Company charged $3,000,000 for expenses to be incurred with the closing of the Company's European Central Office in Amsterdam and other charges as a result of the sales of the European direct selling operations.


                                              Second Quarter                                 Six Months
                                 -------------------------------------    --------------------------------------------
                                  1998                        1997            1998                            1997
                                  ----                        ----            ----                            ----
                                                             (Dollars in thousands)

Provision for income taxes          0                      $  191               0                             $ 200

Effective tax rate                  0%                      28.81%              0%                             3.88%

         The tax provision for the 1997 second quarter and first six months resulted from taxable income from the Company's domestic operations which could not be offset by the losses incurred by the Company's European direct selling subsidiaries.

Net Loss


                                              Second Quarter                                 Six Months
                                 -------------------------------------    ---------------------------------------------
                                    1998                        1997            1998                            1997
                                    ----                        ----            ----                            ----
                                                               (Dollars in thousands)

Net loss                           $ 947                        $ 854           $1434                           $ 5361
Earning (loss) per share           $(.20)                       $(.17)          $(.30)                          $(1.10)

         The 1998 second quarter loss increase from the 1998 first quarter loss primarily resulted from the revenue decline coupled with the increase in the Company's product cost.

LIQUIDITY AND CAPITAL RESOURCES


                                                                      Six Months Ended October 31
                                                                      ---------------------------
                                                                      1998                  1997
                                                                      ----                  ----
                                                                        (Dollars in thousands)

Cash and cash equivalents                                           $ 4,440               $ 5,882
Short-term investments                                                  155                    13
Working capital                                                       3,706                 6,369
Cash used by operating activities                                    (1,355)               (8,640)
Cash provided (used) by investing activities                            (17)                   41
Cash provided by financing activities                                    40                 5,726

         On March 19, 1997 the Company's Board of Directors authorized the repurchase of up to $1 million in shares of its Common Stock, $.05 par value, from time to time on the open market or in privately negotiated purchases. Currently, the Company has repurchased approximately 76,120 shares of Common Stock pursuant to this repurchase plan. These shares have yet to be retired and upon retirement the total outstanding shares will be adjusted.

         The Company has sufficient cash on-hand to finance current operations, and does not anticipate requiring additional funding in excess of the current cash balances and cash flow generated from operations. If required, management believes additional funding will be available from financial institutions or NSA, Inc. at satisfactory terms.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On February 12, 1993, a complaint for injunctive relief and damages was filed against the Company's affiliate, National Safety Associates, Inc., and Messrs. A. Jay Martin, L.F. Swords and George R. Poteet, individually, in the United States District Court for the Northern District of California. On April 5, 1994, the case was moved to the United States District Court for the Western District of Tennessee. The parties have agreed upon the terms of a settlement and the wording of a settlement agreement. However, the Court has yet to approve the parties' settlement. Such approval by the Court is necessary to give effect the parties' settlement.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         During October, 1997, the Company terminated its agreement with a third party distributor for retail distribution of the Company's products in Australia, New Zealand and Fiji. Such termination resulted from the distributor's failure to adhere to the requirements of its agreement. However, as of December 1, 1997, the Company contracted with a new third party for the retail distribution of the Company's products in that same territory.

         The Company previously sold substantially all of the assets of NSA Polymers, Inc., a wholly-owned subsidiary of the Company ("NSA Polymers"), to the management of NSA Polymers for $5,000,000. The purchase price for the NSA Polymers assets consisted of a $500,000 cash payment at the closing from the buyer to NSA Polymers, delivery of the buyer's promissory note in the principal amount of $500,000 which was due and payable six (6) months following the closing date, and delivery of the buyer's promissory note in the principal amount of $4,000,000 which was to be paid over an eight (8) year period (the "Original Note"). In September, 1997, the Company and the buyer agreed to restructure the outstanding indebtedness, consisting of both principal and accrued interest, owed by the buyer as evidenced by the Original Note. At that time, the balance of principal and interest owed by the buyer under the Original Note equaled $4,190,000. Pursuant to the such debt restructuring, the buyer agreed to issue to NSA Polymers 2,190,000 shares of the buyer's preferred stock at a purchase price of $1.00 per share to be paid by NSA Polymers by the exchange of $2,190,000 of the aggregate outstanding indebtedness under the Original Note. The buyer also agreed to execute a revised, replacement note in the original principal amount of $1,500,000. Appropriate documentation was executed by the Company, NSA Polymers and the buyer evidencing the proposed debt restructuring. However, the transaction as yet has not been consummated. Among other items, the obligation of NSA Polymers to close the transaction is expressly conditioned upon the acquisition by the buyer of additional financing from a third party lender satisfactory to NSA Polymers. Although the Company expects the buyer to obtain such financing prior to the end of the 1997 calendar year, it is not certain that the buyer will be successful in consummating any such financing.

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

                                                NSA INTERNATIONAL, INC.

Date: December 11, 1997                         By:      /s/ Stan C. Turk
                                                   -----------------------------
                                                         Stan C. Turk
                                                         Secretary/Treasurer,
                                                         Chief Financial Officer