Form 10-Q
period 1998-01-31
NSA INTERNATIONAL INC
filed 1998-03-16
CIK 850036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            January 31, 1998
                               ----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------------

Commission File Number:           0-19487
                        ------------------------------------------------------

                             NSA INTERNATIONAL, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                 62-1387102
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                 4260 East Raines Road, Memphis, Tennessee          38118
------------------------------------------------------------------------------
               (Address of principal executive offices)           (Zip Code)

                                 (901) 541-1223
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         4,855,656 shares of Common Stock, $.05 par value, were outstanding at March 13, 1998.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

NSA International, Inc. and Subsidiaries:

         Consolidated Balance Sheets as of January 31, 1998 (unaudited) and April 30, 1997

         Consolidated Statements of Operations for the Three Month and Nine Month Periods Ended January 31, 1998 and 1997 (unaudited)

         Consolidated Statements of Shareholders' Equity for the Nine Month Periods Ended January 31, 1998 and 1997 (unaudited)

         Consolidated Statements of Cash Flows for the Nine Month Periods Ended January 31, 1998 and 1997 (unaudited)

         Notes to Consolidated Financial Statements

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    JANUARY 31,     APRIL 30,
ASSETS                                                                 1998           1997
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 2,645,764    $ 5,771,563
  Short-term investments                                              1,719,193         10,754
  Receivables, net                                                    2,327,654      2,972,636
  Refundable income taxes                                                16,220        690,000
  Inventories                                                         7,050,712      7,104,869
  Deferred income taxes                                                  32,000         32,000
  Notes receivable - short-term                                         411,000        550,000
  Other current assets                                                  474,119        265,078
                                                                    -----------    -----------
          Total current assets                                       14,676,662     17,396,900

PROPERTY AND EQUIPMENT, At cost:
  Leasehold improvements                                                194,548        195,862
  Manufacturing equipment                                               456,062        455,850
  Office furniture and equipment                                        890,906      1,043,222
  Data processing equipment                                             594,013        558,148
                                                                    -----------    -----------
          Total                                                       2,135,529      2,253,082
  Less accumulated depreciation and amortization                     (1,337,893)    (1,326,684)
                                                                    -----------    -----------

          Property and equipment, net                                   797,636        926,398

LONG-TERM NOTES RECEIVABLE AND INVESTMENT IN PREFERRED STOCK          3,055,581      2,945,007

OTHER ASSETS                                                            686,841      1,096,200
                                                                    -----------    -----------

TOTAL ASSETS                                                        $19,216,720    $22,364,505
                                                                    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Amounts due to NSA, Inc.                                          $ 8,107,475    $ 7,793,387
  Accounts payable, trade                                               971,115        913,452
  Accrued sales commissions and allowances                               66,098        246,603
  Accrued compensation and expenses                                   2,062,711      2,834,976
  Accrued sales returns                                                  36,484        368,611
  Advance payments by dealers/distributors                                3,788         95,714
  Income taxes payable                                                  378,514        656,000
  Other current liabilities                                             211,455        186,981
                                                                    -----------    -----------

          Total current liabilities                                  11,837,640     13,095,724

DEFERRED INCOME TAXES                                                    32,000         32,000

OTHER LIABILITIES                                                     1,107,836        929,518

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.05 par value, 100,000,000 shares authorized,
    4,855,656 and 4,858,156 outstanding at January 31, 1998
    and April 30, 1997, respectively                                    242,783        242,908
  Additional paid-in capital                                         29,106,195     29,106,950
  Deficit                                                           (23,109,734)   (21,042,595)
                                                                   ------------   ------------

          Total shareholders' equity                                  6,239,244      8,307,263
                                                                   ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 19,216,720   $ 22,364,505
                                                                   =============  ============



See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                           THREE MONTHS                      NINE MONTHS
                                                         ENDED JANUARY 31,                 ENDED JANUARY 31,
                                                     ----------------------------   ---------------------------
                                                          1998           1997            1998           1997

NET REVENUES                                          $ 5,237,708    $ 7,433,358    $ 17,328,042   $ 30,485,081

COSTS AND EXPENSES:
  Dealer/distributor commissions and
    allowances                                           (663,773)      (372,169)     (1,845,009)    (6,506,571)
  Cost of products sold                                (3,586,548)    (4,909,891)    (12,484,269)   (15,915,978)
  Operating expenses                                   (1,662,987)    (3,786,482)     (5,601,326)   (11,984,390)
  Interest income, net                                    138,871        161,859         487,548        408,688
  Licensing and management fees to National
    Safety Associates, Inc.                               (30,246)       (38,446)        (88,208)      (427,490)
  Restructuring costs                                                                                (3,000,000)
  Other income (expense), net                             (65,334)       (23,872)        136,083        243,704
                                                      -----------    -----------    ------------   ------------

          Total                                        (5,870,017)    (8,969,001)    (19,395,181)   (37,182,037)
                                                      -----------    -----------    ------------   ------------

LOSS BEFORE INCOME TAXES                                 (632,309)    (1,535,643)     (2,067,139)    (6,696,956)

INCOME TAX BENEFIT (EXPENSE)                                              95,234                       (104,766)
                                                      -----------    -----------    ------------   ------------

NET LOSS                                              $  (632,309)   $(1,440,409)   $ (2,067,139)  $ (6,801,722)
                                                      ===========    ===========    ============   ============

LOSS PER COMMON SHARE                                 $     (0.13)   $     (0.30)   $      (0.43)  $      (1.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                           4,855,656      4,858,156       4,856,716      4,858,156

TRANSACTIONS WITH NATIONAL SAFETY
  ASSOCIATES, INC. INCLUDED IN THE ABOVE:
    Net sales to National Safety Associates, Inc.     $ 2,194,000    $ 2,206,000    $  6,461,000    $ 7,231,000
    Cost of products sold (purchased from
      National Safety Associates, Inc.)                       505         83,669         152,433        348,628




See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
NINE MONTH PERIODS ENDED JANUARY 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------


                                                        COMMON STOCK
                                                --------------------------     ADDITIONAL
                                                  NUMBER                        PAID-IN
                                                 OF SHARES        AMOUNT        CAPITAL         DEFICIT          TOTAL
1997

BALANCE AT APRIL 30, 1996                        4,858,156    $    242,908    $ 21,196,430   $ (11,233,067)   $ 10,206,271
  Net loss                                                                                      (6,801,722)     (6,801,722)
  Forgiveness of debt by NSA, Inc.                                               7,910,520                       7,910,520
                                                ----------    ------------    ------------   -------------    ------------

BALANCE AT JANUARY 31, 1997                      4,858,156    $    242,908    $ 29,106,950   $ (18,034,789)   $ 11,315,069
                                                ==========    ============    ============   =============    ============
1998

BALANCE AT APRIL 30, 1997                        4,858,156    $    242,908    $ 29,106,950   $ (21,042,595)   $  8,307,263
  Net loss                                                                                      (2,067,139)     (2,067,139)
  Repurchase and retirement of common stock         (2,500)           (125)           (755)                           (880)
                                                ----------    ------------    ------------   -------------    ------------

BALANCE AT JANUARY 31, 1998                      4,855,656    $    242,783    $ 29,106,195   $ (23,109,734)   $  6,239,244
                                                ==========    ============    ============   =============    ============



See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED JANUARY 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                       1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(2,067,139)  $(6,801,722)
  Adjustments to reconcile net loss to net cash used
    by operations:
    Gain on sales of property and equipment                               459       113,061
    Depreciation and amortization                                     205,335       524,090
    Restructuring costs                                                           3,000,000
    Changes in assets and liabilities:
     Receivables, net                                                 644,982    (1,928,141)
     Inventories                                                       54,157       756,282
     Other current and non-current assets                             200,318       114,380
     Accounts payable, trade                                           57,663    (1,889,641)
     Accrued sales returns                                           (332,127)     (249,902)
     Other accrued expenses                                          (952,770)   (3,846,808)
     Advance payments by dealers/distributors                         (91,926)      (88,424)
     Income taxes payable/refundable                                  396,294        70,846
     Other liabilities                                                202,792      (278,798)
                                                                  -----------   -----------

            Net cash used in operating activities                  (1,681,962)  (10,504,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                              (1,708,439)
  Proceeds from collections of notes receivable                        28,426       177,364
  Purchases of property and equipment                                 (77,032)      (71,475)
                                                                  -----------   -----------

            Net cash provided by (used in) investing
              activities                                           (1,757,045)      105,889

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock                                             (880)
  Advances from NSA, Inc.                                             314,088     7,510,297
                                                                  -----------   -----------

            Net cash provided by financing activities                 313,208     7,510,297
                                                                  -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (3,125,799)   (2,888,591)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      5,771,563     8,754,770
                                                                  -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 2,645,764   $ 5,866,179
                                                                  ============  ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                          $     4,700   $       NIL
  Income taxes refunded, net                                          396,294       223,310


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
  See discussion of non-cash investing activities in Note 4.



See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTH PERIODS ENDED JANUARY 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------


1.    FINANCIAL STATEMENT PRESENTATION

      The consolidated balance sheet as of January 31, 1998, the consolidated statements of operations for the three month and nine month periods ended January 31, 1998 and 1997, and the consolidated statements of shareholders' equity and cash flows for the nine month periods ended January 31, 1998 and 1997 have been prepared by the Company, without audit. It is management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 1998 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

3.    INVENTORIES

      Inventories consisted of the following:



                                               JANUARY 31, 1998    APRIL 30, 1997
Raw materials                                    $ 2,059,150         $ 1,784,662
Finished goods                                     5,451,968           5,615,235
Accessories                                          802,565             806,704
                                                 -----------         -----------
      Total at cost                                8,313,683           8,206,601
Reserve for excess and obsolete inventory         (1,262,971)         (1,101,732)
                                                 -----------         -----------

      Total                                      $ 7,050,712         $ 7,104,869
                                                 ===========         ===========


4.    EXCHANGE OF NOTE RECEIVABLE FOR PREFERRED STOCK AND NEW NOTE RECEIVABLE

      During the third quarter of fiscal 1998, the Company accepted preferred stock with a face amount of $2,190,000 and a note receivable with a face amount of $1,500,000 as consideration for its cancellation of a note receivable with outstanding principal and interest balances totalling $4,190,000. The cancelled note receivable, which bore interest at 8.5% per annum, originated in conjunction with an investor group's acquisition of substantially all assets of the Company's former manufacturing subsidiary, NSA Polymers, Inc. The Company obtained 4% cumulative non-voting preferred stock, redeemable at varying rates through 2005 based on certain criteria including the Company's level of purchases, and obtained a note receivable bearing interest at 9.0% per annum and secured by certain inventories, receivables, and machinery and equipment of the investor group's company. The net book value of the cancelled note receivable, after consideration of amounts previously reserved as uncollectible, approximates the fair value of consideration received; therefore, no gain or loss resulted from the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion should be read in conjunction with the Consolidated Financial Statements and the discussion of the business of NSA International, Inc. (the "Company") and other detailed information appearing elsewhere herein. All information is based on the Company's fiscal quarter ended January 31, 1998.


RESULTS OF OPERATIONS

NET REVENUE

                                               Third Quarter                        Nine Months
                                     --------------------------------      ----------------------------
                                     1998       Change          1997       1998       Change       1997
                                     ----       ------          -----      ----       ------       ----
                                                            (Dollars in thousands)
Net Revenues                        $5,238     (29.53%)        $7,433     $17,328     (43.16%)    $30,485

Costs and Expenses                   5,871     (34.54%)         8,969      19,395     (47.84%)     37,182

Percentage of net revenues         112.08%                     120.66%     111.93%                 121.97%

Net income (loss)                    (633)                     (1,440)     (2,067)                 (6,801)

Earnings (loss) per share           $(.13)                      $(.30)      $(.43)                 $(1.40)


         The Company's 1998 third quarter net revenues decreased approximately $300,000 from its 1998 second quarter net revenues. This decline was caused by decreases in sales to Master Distributors as a result of the Asian economic and currency conditions coupled with slight declines in sales to the European Master Distributors.

         Primarily all of the 1998 third quarter revenue decline from the 1997 third quarter revenue resulted from sales declines attributable to the Asian economic problems and the 1997 third quarter initial inventory purchases by the European Master Distributors.

         The decrease in the first nine months revenues resulted from the sales of certain direct selling operations in the 1997 second quarter and the above decline in third quarter Master Distributor revenues.

COST AND EXPENSES

                                                Third Quarter                    Nine Months
                                      ------------------------------     -------------------------
                                      1998       Change       1997       1998     Change      1997
                                      ----       ------       ----       ----     ------      ----
                                                           (Dollars in thousands)
Dealer/Distributor commissions
   and allowances                      $664      78.49%       $372     $1,845    (71.65%)   $6,507

Percentage of net revenues           12.68%                   5.00%     10.65%               21.34%

Cost of products sold                 3,586     (26.97%)     4,910     12,484    (21.56%)   15,916

Percentage of net revenues           68.46%                  66.06%     72.05%               52.21%


         The 1998 third quarter dealer/distributor commissions and allowances principally represent the Company's 1998 third quarter direct selling revenues. The Company's 1997 third quarter dealer/distributor commissions and allowances did reflect one-time reductions in these expenses resulting from the 1997 second quarter sale of certain direct selling operations.

         The 1997 second quarter sale of the direct selling operations caused the decline in the 1998 nine months dealer/distributor commissions and allowances. The 1998 first nine months increase in the cost of products sold as a percentage of net revenues principally also occurred for this reason. Sales made by the Company to its Master Distributors are lower margin sales which do not incur dealer/distributor commissions. Sales made by the Company through its direct selling subsidiaries are at a higher margin, but most of these sales require the payment of dealer/distributor commissions. The Company's 1998 third quarter cost of sales increased approximately 2.5% from the 1997 third quarter cost of sales as a result of a change in the product mix.

                                        Third Quarter                      Nine Months
                                ----------------------------       --------------------------
                                1998       Change       1997       1998      Change      1997
                                ----       ------       ----       ----      ------      ----
                                                     (Dollars in thousands)
Operating Expenses             $1,663     (56.07%)     $3,786     $5,601     (53.26%)  $11,984

Percentage of net revenues      31.75%                  50.94%     32.32%                 39.31%


         The Company's 1998 third quarter and first nine months declines in operating expenses reflect expense reductions resulting from the restructuring and the sale of several of the European direct selling operations in the 1997 second quarter.


                                   Third Quarter                   Nine Months
                             -------------------------      ------------------------
                             1998     Change      1997      1998    Change      1997
                             ----     ------      ----      ----    ------      ----
                                              (Dollars in thousands)
Interest income, net         $139    (14.20%)     $162      $488     19.31%     $409



         The decrease in 1998 third quarter interest income reflects lower average balances of cash and cash equivalents. The 1998 first nine month increase in interest income resulted from the increase in notes receivable.


                                            Third Quarter                    Nine Months
                                   ----------------------------       --------------------------
                                   1998     Change        1997        1998      Change      1997
                                   ----     ------        ----        ----      ------      ----
                                                        (Dollars in thousands)
Management fees to NSA, Inc.        $31    (18.42%)        $38         $88     (79.39%)     $427

Percentage of net revenues         0.59%                  0.51%       0.51%                 1.40%


         The management fees decrease is due to the sale of certain direct selling operations.

                                      Third Quarter                 Nine Months
                                -----------------------       ----------------------
                                 1998             1997        1998             1997
                                 ----             ----        ----             ----
                                               (Dollars in thousands)
Other Income                      $(65)   N.M.    $(24)       $136    N.M.     $(244)

Percentage of net revenues      (1.24%)          (0.32%)        .8%               .8%

         The 1998 third quarter expense was primarily due to foreign currency transaction losses. The first nine months gain represents recognition of approximately a $150,000 gain on the sale of certain direct selling operations previously deferred.


                                       Third Quarter                  Nine Months
                                   --------------------        ------------------------
                                   1998            1997        1998                1997
                                   ----            ----        ----                ----
                                                   (Dollars in thousands)
Restructuring Costs                 $0     N/A      $0          $0    (100.00%)   $3,000

Percentage of net revenues                                                          9.84%



         During the 1997 first quarter, the Company charged $3,000,000 for expenses incurred with the closing of the Company's European Central Office in Amsterdam and other charges as a result of the sales of the European direct selling operations.


                                             Third Quarter                 Nine Months
                                        ----------------------     -------------------------
                                        1998              1997     1998                 1997
                                        ----              ----     ----                 ----
                                                      (Dollars in thousands)
Benefit (provision) for income taxes     $0   (100.00%)    $96      $0    (100.00%)    $(104)

Effective tax rate                                        1.29%                       (0.34%)


         The tax benefit for the 1997 third quarter resulted from taxable income on the Company's domestic operations used to offset certain losses incurred by the Company's European direct selling subsidiaries.


NET LOSS


                                   Third Quarter                Nine Months
                               --------------------         -------------------
                               1998            1997         1998         1997
                               ----            ----         ----         ----
                                            (Dollars in thousands)
Net income (loss)             $(633)         $(1,440)     $(2,067)     $(6,801)

Earnings (loss) per share     $(.13)           $(.30)       $(.43)      $(1.40)

LIQUIDITY AND CAPITAL RESOURCES


                          Nine Months Ended January 31

                                                       1998              1997
                                                       ----              ----
                                                         (Dollars in thousands)
Cash and cash equivalents                              $2,646            $5,866

Short-term investments                                  1,719                14

Working capital                                         2,839             5,185

Cash provided (used) by operating activities           (1,682)          (10,505)

Cash provided (used) by investing activities           (1,757)              105

Cash (used) by financing activities                       313             7,510



         On March 19, 1997, the Company's Board of Directors authorized the repurchase of up to $1 million in shares of its Common Stock, $.05 par value, from time to time on the open market or in privately negotiated purchases. To date, the Company has repurchased 148,120 shares of Common Stock pursuant to this repurchase plan. Of these shares, 2,500 shares have been retired and the total outstanding shares of Common Stock has been adjusted.

         The Company has sufficient cash on-hand to finance current operations, and does not anticipate requiring additional funding in excess of the current cash balances and cash flow generated from operations. If required, management believes additional funding will be available from financial institutions or NSA, Inc. at satisfactory terms.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In an order dated December 15, 1997, the Court approved the settlement of a complaint filed against the Company's affiliate, National Safety Associates, Inc. ("NSA"), and Messrs. A. Jay Martin, L.F. Swords and George R. Poteet, individually and dismissed the action without prejudice, also vacating its order certifying a class. On February 12, 1993, this complaint for injunctive relief and damages was filed in the United States District Court for the Northern District of California. On April 5, 1994, the case was moved to the United States District Court for the Western District of Tennessee. Such Court granted plaintiff's motion, as modified, for certification of a class in an August 20, 1996 order. However, pursuant to a Settlement Agreement dated as of November 24, 1997, all parties to the action agreed to the terms of a settlement. In the settlement, NSA agreed to implement a refund policy with respect to persons participating in NSA's multi-level marketing plan. NSA also agreed to pay counsel for the class the sum of $475,000 for legal fees and expenses.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 2, 1997, the Company held its annual meeting of shareholders. At the annual meeting, three matters were submitted to a vote of the shareholders: (i) the election of four (4) Class II directors of the Company to serve two-year terms or until their successors have been duly elected and qualified; (ii) the approval and ratification of the independent accountants and auditors for the Company; and (iii) the approval and ratification of the Company's 1997 Incentive and Non-Qualified Stock Option Plan providing for the issuance to eligible directors, officers, employees, advisors and consultants of the Company and its subsidiaries of up to 500,000 shares of the Company's Common Stock, $.05 par value. Proxies for the annual meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition to management's solicitation.

         All of management's nominees to the Board of Directors of the Company were elected to office by the following vote:


         Name                          For        Against          Abstain
         ----                          ---        -------          -------
         George R. Poteet            3,913,038      100            25,225
         L.F. Swords                 3,913,038      100            25,225
         William W. Deupree, Jr.     3,913,038      100            25,225
         William L. Gurner           3,913,038      100            25,225


         The selection of the firm of Deloitte & Touche, L.L.P. as the Company's independent accountants and auditors for the fiscal year ending April 30, 1998 was approved and ratified by the shareholders according to the following vote:


                    For                Against              Abstain
                    ---                -------              -------
                  3,926,370             2,000                2,560


         The Company's 1997 Incentive and Non-Qualified Stock Option Plan was approved and ratified by the shareholders according to the following vote:


                      For               Against              Abstain
                      ---               -------              -------
                   3,574,391            35,472               4,519



ITEM 5.  OTHER INFORMATION.

         The Company's Board of Directors voted to remove the Company's Common Stock, $.05 par value, from listing on the Nasdaq National Market System. The Company has notified Nasdaq of its intentions and effective March 16, 1998, the Company's Common Stock shall no longer be listed on the Nasdaq National Market System. At that time the Company's Common Stock will be automatically eligible for listing on the OTC Bulletin Board.

         In December 1997, the Company entered into a distribution agreement with a third party for the retail distribution of the Company's products in Costa Rica, Panama and Guatemala. Through an amendment to such agreement, such third party distributor's authorized territory was expanded to include the countries of Nicaragua, Honduras and El Salvador.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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




                                          NSA INTERNATIONAL, INC.





Date: March 12, 1998                      By: /s/ Stan C. Turk
                                              --------------------------------
                                              Stan C. Turk
                                              Secretary/Treasurer,
                                              Chief Financial Officer