Form 10-K405
period 1998-04-30
NSA INTERNATIONAL INC
filed 1998-07-29
CIK 850036

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     April 30, 1998
                          ------------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number     0-19487
                       ---------------------------------------------------------

                             NSA INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Tennessee                                   62-1387102
     -----------------------------                ------------------------------
     State or other jurisdiction                        (I.R.S. Employer
     incorporation or organization                     Identification No.)

4260 East Raines Road, Memphis, Tennessee                               38118
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

                          Common Stock, $.05 par value
                    ----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $2,342,312 computed by reference to a price of $1.50 per share, the last reported sales price of the registrant's Common Stock on July 22, 1998.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Class                           Outstanding at July 22, 1998
         ----------------------------               ----------------------------
         Common Stock, $.05 par value                         4,695,036

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:
None.

                                     PART I

Item 1.  Business.

General

         NSA International, Inc. (the "Company") sells consumer products domestically and internationally through subsidiaries and third party distributors ("Master Distributors") primarily utilizing multi-level and/or direct selling marketing systems. In a limited number of international markets, the Company does sell its proprietary consumer products to Master Distributors for traditional retail distribution. The Company's products include nutritional products, air and water filtration systems, and a sparkling water system, all of which were designed principally for individual use. The Company's products are proprietary, and most were developed by or for the Company or an affiliated entity. In the United States, the Company sells its products to National Safety Associates, Inc. ("NSA"), an affiliated Tennessee corporation, for resale to NSA's dealers and distributors. Outside the United States, the Company sells its products to Master Distributors for retail distribution through local representative agents, dealers, and distributors in Canada, the United Kingdom, Ireland, The Netherlands, Belgium, Germany, Switzerland, Austria, Spain, Denmark, Sweden, the Russian Federation, Australia, New Zealand, Hong Kong, Taiwan, Philippines, Malaysia, Indonesia, Paraguay, Chile, Peru, and Costa Rica.

         The Company continues to maintain its own direct selling operations in France ("NSA France") and Italy ("NSA Italy") (NSA France and NSA Italy collectively the "Direct Selling Subsidiaries"). In May 1998, the Company closed the NSA France offices, although direct selling activities continue in that country. Currently, the Company serves those dealers and distributors residing in France through NSA Italy. The Company desires to convert its operations in Italy into a Master Distributorship, and the Company is actively seeking a suitable purchaser for the operations.

Operations

         Since organization, the Company's philosophy has been to pursue increased revenues through new product lines and market expansion. In order to reduce the costs associated with product line expansion, the Company shifted the manufacturing of all of its products to unaffiliated manufacturing organizations. The Company adopted a similar approach with regard to market expansion and support through its Master Distributor Program. The Master Distributor Program enhances the Company's ability to expand into additional markets more quickly and efficiently and to transfer from the Company to a third party distributor the costs and other burdens associated with creating the corporate infrastructure required to open and support new markets. The Company intends to continue to enter into distribution agreements with Master Distributors pursuant to which the Company grants to the Master Distributor the exclusive right to purchase and resell the Company's products in a defined geographic area. These distribution agreements generally require that certain minimum purchase levels be maintained by the Master Distributor in order to continue their relationship with the Company. The distribution system or method utilized by the Master Distributors varies from country to country. Depending on the final terms of the particular distribution agreement, the Company may provide a Master Distributor with computer support and management consulting services in addition to selling the Master Distributor products for resale. Likewise, the distribution agreement may entitle the Company to receive a separate distributorship fee which is calculated on the Master Distributor's product sales.

         During fiscal 1998, the Company expanded into many new markets. In July, 1997, and November, 1997, a Master Distributor commenced product sales in Malaysia and Indonesia, respectively. Likewise, in September, 1997, the Master Distributor for Paraguay began selling the Company's products in that country. Also in September, 1997, the Company expanded the territory of the Company's Master Distributor for Germany, Austria and Switzerland to include Poland. During October, 1997, the Company entered into a distribution agreement with a Master Distributor for Denmark (including Greenland and the Faroe Islands), Sweden, Norway, Finland, and Iceland (the "Scandinavian Distributor"). Pursuant to the agreement with the Scandinavian Distributor, the Company will provide computer support and management consulting services in addition to products. In March, 1998, the Scandinavian Distributor commenced sales of the Company's products in Denmark and Sweden. In December, 1997, the Company entered into a limited distribution agreement with a Master Distributor for Costa Rica, Panama, and Guatemala (the "Central American Distributor"), and the Central American Distributor immediately began sales of the Company's products in Costa Rica. The Company subsequently enlarged the Central American Distributor's territory to include the countries of El Salvador, Honduras and Nicaragua. In December, 1997, the Company entered into a distribution agreement with a new Master Distributor for Australia, New Zealand and Fiji (the "Australian Distributor"). The Australian Distributor commenced operations in Australia and New Zealand in March, 1998. Finally, the Company concluded a contract with a Master Distributor for Chile in May, 1998. That Master Distributor began selling Company products in Chile the same month. The Company is and will be involved in various stages of negotiations, including the execution of a distribution agreement, with regard to the appointment of new Master Distributors. However, the Company does not consider itself to enter a new market until such time as the Master Distributor commences product sales in that market.

Principal Products

         Nutritional Products.

         The Company sells a line of nutritional products under its Juice Plus+(R) trademarks which includes an encapsulated, concentrated nutritional supplement product, a chewable version of the encapsulated product, a snack and energy bar called Juice Plus+(R) Snack Bars, a low calorie powdered drink mix called Juice Plus+(R) Lite, and a dietary food supplement called Juice Plus+(R) Thins. The principal ingredients of the Juice Plus+(R) product line are vegetable and fruit juices, fibers, plant enzymes, and food actives which are reduced to powder through a proprietary process by an unrelated manufacturer. A second manufacturer encapsulates the powder into Juice Plus+(R) capsules and prepares the chewable form of the capsules and the Juice Plus+(R) Thins. Another manufacturer utilizes the powder to produce the Juice Plus+(R) Snack Bars and Juice Plus+(R) Lite on a purchase order basis for the Company. In addition, the Company sells nutritional products for pets, Juice Plus +(TM) for Dogs and Juice Plus +(TM) for Cats. Each of these products is produced by unrelated manufacturers. In the event that any of the aforementioned manufacturers terminate their relationship with the Company for any reason, the Company will be forced to seek out alternative suppliers which the Company believes will be available.

         The Company obtained the rights to manufacture and distribute the Juice Plus+(R) product line pursuant to a manufacturing and licensing agreement with an unrelated third party. This agreement provides that the Company will pay a royalty fee from .5% to 1% of net sales revenues from the Juice Plus+(R) products, depending upon the volume of such sales. Sales of the Juice Plus+(R) product line constituted approximately 65% of the Company's revenues for the fiscal year ended April 30, 1998, compared with 56% of the Company's revenues for the fiscal year ended April 30, 1997, and 52% of the Company's revenues for the fiscal year ended April 30, 1996.

         Air Filtration Systems.

         The Company sells five different types of air filtration systems, which systems are designed to remove a variety of airborne contaminants including smoke, pollen and dust. The Company sells three basic models which are suitable for general home or office use: the portable Models 1200 Personal Air Filter, the 692 AH Personal Air Filter with Heat, and the Model 7100 A/B Stationary Air Filter. The Company's Auto 600 Environmental Air System is designed for automobile use. The Model 1200 CS Personal Air Filter is designed for use in any area where hospital grade appliances are required. Sales of these air filtration systems constituted approximately 6% of the Company's revenues for the fiscal year ended April 30, 1998, compared with 11% of the Company's revenues for the fiscal year ended April 30, 1997 and 13% of the Company's revenues for fiscal year ended April 30, 1996. The Company's air filtration systems, as well as the water filtration systems and the Sparkling Water System described below, are manufactured for the Company by a third party pursuant to a five-year manufacturing agreement which has approximately four years remaining. In the event that the aforementioned manufacturer terminates its relationship with the Company for any reason, the Company will be forced to seek out alternative suppliers which the Company believes will be available.

         Water Filtration Products.

         The Company's water filtration product line includes eight water filtration systems which are designed to remove chlorine from, and improve the taste, odor and clarity of, drinking water. Although the most recently designed water unit, the CT-2000, utilizes replaceable cartridges, generally, the units utilize silver impregnated granular activated carbon to remove chlorine. Although most of these models are designed for use on treated drinking water, each model is designed for a specific application or water filtration problem. The cost of water filtration products sold by the Company which were purchased from NSA was approximately $288,000 for the fiscal year ended April 30, 1998. See "Certain Relationships and Related Transactions." Sales of the water filtration products constituted approximately 14% of the Company's revenues for the fiscal year ended April 30, 1998, compared to 21% of the Company's revenues for the fiscal year ended April 30, 1997, and 14% of the Company's revenues for the fiscal year ended April 30, 1996.

         Sparkling Water System.

         The Company sells an in-home counter top carbonation appliance (the "Sparkling Water System") which discharges carbon dioxide contained in a refillable tank into liquids such as water. Sales of the Sparkling Water System constituted approximately 5% of the Company's revenues for the fiscal year ended April 30, 1998, compared to 7% of the Company's revenues for the fiscal year ended April 30, 1997, and 5% of the Company's revenues for the fiscal year ended April 30, 1996.

         Marketing Plans.

         Since the origination of the Master Distributor Program, the Company has transferred the operations of all of its European direct selling subsidiary organizations, except the Direct Selling Subsidiaries, to independent Master Distributors. Likewise, the Company has expanded its product lines into new markets. Except for the Direct Selling Subsidiaries, resale and retail distribution of the Company's products will be accomplished by independent Master Distributors pursuant to contract. The marketing plans utilized by the various Master Distributors differ slightly by country for each Master Distributor. Some Master Distributors, for example, utilize a multi-level marketing system, while other Master Distributors simply sell the Company's products to retail locations located in the Master Distributors' territory.

         Distributors and dealers in a multi-level marketing system are independent contractors, not employees of the Master Distributors. Distributors and dealers sell products directly to consumers primarily through individual in-home demonstrations and trial use. Generally, an individual becomes a dealer by the execution of an application and the payment of a small processing fee. As a dealer, the individual is authorized to retail the products purchased from the Company. An individual becomes a distributor by attaining a set level of sales activity over a specific time period. Dealers and distributors may purchase products, at wholesale, directly from the Master Distributors for resale to other dealers or directly to consumers. Master Distributors and certain of their local distributors hold training and orientation seminars in their respective countries. Master Distributors depend on their existing distributors and dealers to identify, sponsor and train new dealers. Specifically, new dealers are brought into the multi-level distribution networks by existing distributors and dealers. In turn, these new dealers are encouraged to identify other new dealers. The existing distributors benefit from the sponsorship of new dealers in that the sponsoring distributor receives a percentage commission on the products purchased for resale by those individuals sponsored directly by the distributor, as well as commissions on the products purchased by those distributors or dealers sponsored by such individuals. The commissions vary depending upon the level of sales activity attained by a distributor and the individuals such distributor has sponsored. Pursuant to the Company's existing multi-level marketing plan, the Direct Selling Subsidiaries continue to distribute the Company's products to consumers through a network of distributors and dealers in much the same manner as the Master Distributors that utilize the multi-level marketing system.

Inventory and Backlog.

         The Company maintains significant inventory volumes and has no backlog due to the fact that it attempts to fill dealer, distributor, or Master Distributor orders within two (2) business days of the date on which the order was placed. The Company's sales return policy varies as a result of country-specific governmental regulations. Provision for estimated sales returns is recorded based on historical return rates and current business conditions. The Company provides limited warranties for all of its products. Costs related to warranties have been insignificant.

Management Agreement with NSA.

         Pursuant to a written management agreement, NSA provides management, consulting and advisory services to the Company relating to accounting, data processing, legal and regulatory compliance, general management, administration of benefits, contract and lease negotiations, and other such matters for which the Company requests assistance. In consideration for these services, the Company paid NSA approximately $119,510 for the fiscal year ended April 30, 1998. In addition, the Company pays to NSA any and all amounts collected by the Company from the Company's Master Distributors in exchange for data processing services provided to Master Distributors as such services are in fact provided by NSA. The total amount paid to NSA for such services during the fiscal year ended April 30, 1998 was approximately $298,330. See "Certain Relationships and Related Transactions." The management agreements are renewable annually and may be terminated by either party by giving written notice of termination to the other party.

Reliance Upon a Few Customers.

         Sales to NSA constituted approximately 38% of the Company's revenues for the fiscal year ended April 30, 1998. See "Certain Relationships and Related Transactions." Sales to the Company's Master Distributor for Germany, Switzerland and Austria, and sales to the Company's Master Distributor in Hong Kong constituted approximately 17% and 10%, respectively, of the Company's revenues for the fiscal year ended April 30, 1998. The loss of any of these customers would have a material adverse effect on the Company.

Competition.

         The products distributed by the Company are sold in highly competitive markets. Competitive products are sold by both retail sellers and other multi-level and direct selling organizations. In addition to competition relating to the products, the Company and the Master Distributors are subject to intense competition in the identification, sponsorship, and training of distributors and dealers from other multi-level direct selling organizations, whose specific product lines may or may not compete with the products distributed by the Company.

Patents and Trademarks.

         The Company owns five domestic patents which relate to the production of the Sparkling Water System. The Company owns domestic trademark registrations for the trademark "Juice Plus+(R)", and has filed several additional domestic applications for these trademarks for various goods. The Company has also registered "Juice Plus+(R)" in a number of foreign jurisdictions, and currently has applications pending in various other foreign jurisdictions. In fiscal 1998, the Company acquired through assignment the domestic and foreign trademark applications and registrations for "NSA(R)" owned by NSA in order to improve efficiency in obtaining foreign trademark registrations.

Regulation.

         The Company and the Master Distributors are subject to the laws and regulations of the countries in which they operate relating to the marketing, content, labeling and packaging of their products, the operation of their sales programs, and the sales, advertising, and recruiting practices of their distributors and dealers. Numerous foreign governmental authorities regulate selling activities of the Company and Master Distributors in their respective jurisdictions through complex regulatory schemes which are subject to constant change. Regulatory agencies previously have requested information regarding the products distributed by or the respective sales plans of the Company's remaining direct selling operations (and the Company's other European direct selling operations prior to their conversion to Master Distributorships). Although Company management believes that its products, sales materials, and sales plans are in substantial compliance with applicable laws and regulations, these laws and regulations are subject to change and interpretation which could adversely affect the Direct Selling Subsidiaries' operations or the Master Distributors' operations, which in turn could adversely affect the Company.

Environmental.

         From May, 1993, through February, 1995, the Company manufactured a majority of its own water filtration products. In connection with its past manufacturing operations, the Company was subject to various federal, state, and local regulations regarding the discharge of materials into the environment. Management believes that the Company operated in substantial compliance with such provisions, and the Company's compliance with these provisions did not have a material impact upon the capital expenditures, earnings or competitive position of the Company.

Employees.

         At April 30, 1998, the Company had 19 employees. None of the Company's employees are represented by a labor union or collective bargaining unit. The Company considers relations with its employees to be satisfactory.

Distributors and dealers participating in the marketing plan of the Direct Selling Subsidiaries are independent contractors of the Direct Selling Subsidiaries and are not employees of the Direct Selling Subsidiaries or the Company.

Impact of Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify a year in the date field. If not corrected, upon the change of century this could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar, normal business activities.

         The Company currently believes that Year 2000 compliance will not pose significant operational problems, and the Company does not anticipate such compliance to be material to its financial position or results of operations in any given year. However, there can be no assurance that the systems of other companies on which the Company may rely will be timely converted or that the failure to convert by another company will not have an adverse affect on the Company.

Financial Information About Foreign and Domestic Operations and Export Sales.

         For Geographic Segment Financial Information as to the Company's operations, see Note 8 in the Notes to Consolidated Financial Statements included with this report.

Item 2.  Properties.

         The Company leases approximately 1,500 square feet of office space in Camberly, England. In addition, several of the Company's subsidiaries are parties to real property lease agreements. National Safety Associates of America (U.K.) Limited ("NSA UK") leases approximately 12,800 square feet of office space in Maidenhead, Berkshire, England pursuant to noncancellable leases. The NSA UK leases are guaranteed by NSA. See "Certain Relationships and Related Transactions." NSA UK has licensed the Company's Master Distributor in the United Kingdom to occupy approximately 4,000 square feet of the leased premises in Maidenhead, Berkshire, England. NSA UK has subleased the remaining 8,800 square feet of the leased premises in Maidenhead, Berkshire, England to an independent third party. NSA Italy leases approximately 530 square meters of office space in Milan, Italy. NSA Polymers, Inc. leases approximately 52,000 square feet of warehouse space in Lake Mary, Florida. In the event any of these leases are terminated, the Company anticipates that it will be able to locate and lease other premises, if needed, without a material adverse effect to the operations of the Company. Neither the Company nor any of its subsidiaries own any real estate. The Company believes that its properties are suitable and adequate for the Company's present and future needs.

Item 3.  Legal Proceedings.

         The Company is party to various claims and matters of litigation that arise in the normal course of its business. Management of the Company believes the resolution of these matters will not have a material adverse effect on the results of operations or the financial condition of the Company.

         On April 2, 1998, the United States District Court for the Middle District of Florida, Orlando Division, dismissed with prejudice an action filed against NSA Polymers, Inc., a wholly-owned subsidiary of the Company ("NSA Polymers"), as well as Polymers, Inc., Futuro, Inc., Tubmaster, L.C., Eckerd Corporation, Berger Brunswig Corp., Kendall Futuro, Inc., McKesson Corporation, and Mr. Rushton Bailey, individually. The complaint seeking injunctive relief and damages was filed originally by Safety Technologies, Inc. and Safetex International, Inc. in April 1997. However, pursuant to a Mediation Settlement Agreement dated March 13, 1998, the parties to the action agreed to the terms of a settlement. In the settlement, NSA Polymers agreed to pay $125,000 to plaintiffs, and each party agreed to be responsible to its own costs and attorneys' fees. A portion of the settlement amount and all costs and attorneys' fees incurred by NSA Polymers were paid ultimately by NSA Polymers' insurance carrier.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                 Price Range of Common Stock and Dividend Policy

         The Company's Common Stock previously was quoted and traded on The Nasdaq Stock Market under the symbol "NSAI." On December 2, 1997, the Company's Board of Directors resolved to terminate the listing of the Company's Common Stock on The Nasdaq Stock Market and to approve listing on the NASD OTC Bulletin Board. Termination of the Company's listing on The Nasdaq Stock Market became effective on March 16, 1998. As such, an established public trading market currently does not exist for the Company's Common Stock, but a few brokers make a market from time to time over-the-counter. The following table sets forth the high and low bid quotations for the Common Stock as reported on The Nasdaq Stock Market and the NASD OTC Bulletin Board, as applicable, for the periods indicated.

                                                                                  High       Low
                                                                                  ----       ---
FISCAL 1998

First Quarter..................................................................   2          1 9/16
Second Quarter.................................................................   2 7/32     1 7/16
Third Quarter..................................................................   2          1 1/4
Fourth Quarter.................................................................   1 1/2      1

FISCAL 1997

First Quarter..................................................................   4 1/4      2 1/2
Second Quarter.................................................................   3 3/4      2
Third Quarter..................................................................   2 1/4      1 1/2
Fourth Quarter.................................................................   2 1/8        5/8


         On July 22, 1998 the last reported bid quotation of the Common Stock on the NASD OTC Bulletin Board was $1.50 per share. This quotation was taken from the National Quotation Bureau Report with the quote supplied by the National Association of Securities Dealers, Inc. through the NASD OTC Bulletin Board. The quotation represents an interdealer price without retail markup, markdown, or commission and may not necessarily represent an actual transaction. As of July 22, 1998, the Company had approximately 890 shareholders of record.

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

Item 6.  Selected Financial Data.

         The selected historical consolidated financial data set forth below for the fiscal years ended April 30, 1998, 1997, 1996, 1995, and 1994 have been derived from the consolidated financial statements of the Company for those years. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and other financial data included elsewhere herein. The selected consolidated financial data also should be read in conjunction with the discussion set forth above in Part I,
Item 1, under the heading "Operations."

Income Statement Data:

(In thousands, except for per share data)                                   For the Years Ended April
                                                ---------------------------------------------------------------------------------
                                                     1998             1997             1996             1995             1994
                                                 (Historical)     (Historical)     (Historical)     (Historical)     (Historical)
                                                  ----------       ----------       ----------       ----------       ----------
Net revenues                                     $     23,048     $     36,107     $     73,150     $    108,689     $    112,531
Costs and expenses                                     27,470           45,939           83,963          114,191          115,837
                                                 ------------     ------------     ------------     ------------     ------------
Income (loss) before taxes and
 minority interest and cumulative
 effect of change in accounting
 principle                                             (4,421)          (9,832)         (10,813)          (5,502)          (3,306)
Provision (benefit) for income taxes                       65)             (22)            (103)            (761)            (892)
                                                 ------------     ------------     ------------     ------------     ------------
Net income (loss) before minority
 interest and cumulative effect of
 change in accounting principle                        (4,156)          (9,810)         (10,709)          (4,741)          (2,414)

Cumulative effect of change
 in accounting principles                                                                                                     264
                                                 ------------     ------------     ------------     ------------     ------------
Net income (loss)                                $     (4,156)    $     (9,810)    $    (10,709)    $     (4,741)    $     (2,150)
                                                 ============     ============     ============     ============     ============
Earnings (loss) per common share:
 Before cumulative effect of change in
  accounting principle                           $       (.87)    $      (2.02)    $      (2.20)    $       (.98)    $       (.49)
 Cumulative effect of change in
  accounting principle                                                                                                        .05
                                                 ------------     ------------     ------------     ------------     ------------
Net Income (loss) per common share               $       (.87)    $      (2.02)    $      (2.20)    $       (.98)    $       (.44)
                                                 ============     ============     ============     ============     ============
Weighted average number of common
 shares outstanding                                     4,763            4,858            4,858            4,858            4,858

Balance Sheet Data (at period end):

(In thousands)

Total assets                                     $     17,874     $     22,365     $     31,274     $     44,643     $     55,138
Note payable to bank                                      -0-              -0-              -0-              -0-              -0-
Current maturities of long term debt                      -0-              -0-              -0-              -0-            1,006
Amounts due to NSA, Inc.                                9,291            7,793            7,900            9,310           12,512
Long-term debt less current maturities                    -0-              -0-              -0-              -0-              -0-
Total Shareholders' equity (deficit)                    3,881            8,307           10,206           20,917           25,660

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Management's discussion should be read in conjunction with the Consolidated Financial Statements and the discussion of the Company's business and other detailed information appearing elsewhere herein. All information is based on the Company's fiscal years ended April 30.

RESULTS OF OPERATIONS

Net Revenues

                                                                  Fiscal Year
                                               -------------------------------------------------
                                               1998     Change       1997     Change        1996
                                               ----     ------       ----     ------        ----
                                                            (Dollars in thousands)
Net Revenues                                 $ 23,048   (36.17)%   $ 36,107   (50.64)%   $  73,150
Cost and expenses                            $ 27,469   (40.21)%   $ 45,939   (45.29)%   $  83,963
Percentage of net revenues                     119.18%               127.23%                114.78%
Net loss                                     $ (4,156)             $ (9,810)             $ (10,709)
Loss per share                               $   (.87)             $  (2.02)             $   (2.20)


The Company's declining revenues for fiscal 1998 and 1997 were primarily the result of the restructuring of its operations which began in 1997 and which included the sale of all of its European direct selling operations, except for NSA Italy and NSA France. Approximately 75% of the 1998 revenues decline resulted from the sales of the direct selling operations. The remaining decrease resulted from a decrease in sales to the Company's Asian Master Distributor as a result of the Asian economic and currency condition, coupled with prior year's initial inventory purchases by the European Master Distributors.

The 1997 restructuring resulted in a 1997 decline in revenues attributable to the sale of the direct selling operations of approximately $40,719,000. This decline was partially offset by approximately $5,640,000 from increased sales to Master Distributors.

Cost and Expenses

                                                                  Fiscal Year
                                               ------------------------------------------------
                                               1998      Change      1997      Change      1996
                                               ----      ------      ----      ------      ----
                                                            (Dollars in thousands)
Dealer/Distributor commissions                $ 2,626   (64.86)%    $ 7,473   (73.39)%    $28,082
   and allowances
Percentage of net revenues                      11.39%                20.69%                38.39%
Cost of products sold                         $17,017   (11.42)%    $19,211   (32.32)%    $28,385
Percentage of net revenues                      73.83%                53.21%                38.80%


The decreases in the dealer/distributor commissions and allowances, as a percentage of net revenues, for 1998 and 1997 resulted primarily from the sale of direct selling operations and resulting restructuring of the Company's sales method. Due to these changes, dealer/distributor commissions which would formerly have been paid by the Company on such product sales are now paid directly by the Master Distributor.

The 1998 and 1997 increases in the cost of products sold as a percentage of net revenues resulted from the Company's operational changes. The product sales to Master Distributors have lower margins than sales which were previously made through the Company's direct selling operations.

                                                                  Fiscal Year
                                               -------------------------------------------------
                                               1998     Change       1997     Change        1996
                                               ----     ------       ----     ------        ----
                                                            (Dollars in thousands)
Operating Expenses                            $ 8,571   (48.17)%    $16,537   (37.98)%    $26,664
Percentage of net revenues                      37.19%                45.80%                36.45%


The 1998 decline in operating expenses primarily resulted from the closure of the Company's European central office coupled with the 1997 second quarter sales of the European direct selling operations. This decline was partially offset by an additional $1,000,000 reserve for notes receivable.

The 1997 decline in the Company's operating expenses is the result of expense reductions caused from the 1997 second quarter sale of several of its European direct selling operations and the April 30, 1996 sale of Canadian operations. This reduction was partially offset by a $2,000,000 reserve allowance for the Company's notes receivable.

                                                                  Fiscal Year
                                               -------------------------------------------------
                                               1998     Change       1997     Change       1996
                                               ----     ------       ----     ------       ----
                                                            (Dollars in thousands)
Interest income, net                           $563    (18.99%)      $695     (7.95%)      $755

The 1998 decline in interest income resulted from lower interest from the re-negotiation of a note receivable and lower average balances of cash and cash equivalents. The decrease in the 1997 net interest income reflects lower average balances of cash and cash equivalents.

                                                                  Fiscal Year
                                               -------------------------------------------------
                                               1998     Change       1997     Change        1996
                                               ----     ------       ----     ------        ----
                                                            (Dollars in thousands)
Licensing and management fees                  $120     (76.05)%     $501     (68.65)%     $1,598
       to NSA, Inc.
Percentage of net revenues                      .52%                 1.39%                   2.18%


The decreases in the 1998 and 1997 management fees are due to the sale of several of the Company's direct selling operations.

                                                                  Fiscal Year
                                                 ----------------------------------------------
                                                 1998                 1997                 1996
                                                 ----                 ----                 ----
                                                            (Dollars in thousands)
Other income (expense), net                      $302                 $89                  $12
Percentage of net revenues                       1.31%                .25%                 .02%

The increase in the 1998 other income primarily resulted from recognition of deferred gains from the sale of the direct selling operations of $105,000 and from foreign currency translation gains.

The 1997 increase in other income primarily resulted from gains in foreign currency translation.

Restructuring Costs

                                                                  Fiscal Year
                                                 ----------------------------------------------
                                                 1998                 1997                 1996
                                                 ----                 ----                 ----
                                                            (Dollars in thousands)
Restructuring costs                              $ 0                 $3,000          .     $  0
Percentage of net revenues                       N/A                   8.31%                N/A

The Company took a 1997 first quarter charge of $3,000,000 for expenses to be incurred with the restructuring of its direct selling operations and the closing of its European central office in Amsterdam.

Benefit (Provision) for income taxes

                                                                  Fiscal Year
                                                 ----------------------------------------------
                                                 1998                 1997                 1996
                                                 ----                 ----                 ----
                                                            (Dollars in thousands)
Benefit (provision) for income taxes             $265                $ 22                  $103
Effective tax rate                               5.99%                .22%                  .95%


The 1998 tax benefit resulted from the use of operating losses as a carry-back claim from the Company's foreign operations.

The low effective tax rates for each year reflect the inability to utilize most of the operating losses of the Company and its subsidiaries.

                                                                  Fiscal Year
                                                  --------------------------------------------
                                                  1998                1997                1996
                                                  ----                ----                ----
                                                            (Dollars in thousands)
Net loss                                        $(4,156)            $(9,810)           $(10,709)
Loss per share                                  $  (.87)            $ (2.02)           $  (2.20)


The Company's net loss for 1998 resulted primarily from the decline in revenues from its Asian Master Distributor as a result of the economic and currency conditions during the past three operating quarters; losses in the Company's French direct selling operations of $721,182 (the Company closed its offices in France in May, 1998, although direct selling activities in the country are ongoing); certain relocation expenses of its current European operations; lack of sales increases of product sold to the European Master Distributors; and an additional $1,000,000 reserve to the Company's notes receivable.

The 1997 net loss consists of a $3,000,000 ($.62 per share) restructuring charge, a note receivable allowance totaling $2,000,000 ($.48 per share), and approximately $2,674,000 ($.55 per share) of operating losses during the 1997 first and second quarters generated by the European direct selling operations which were sold during the 1997 second quarter.

The 1996 net loss primarily reflects the Company's required direct selling operating costs and expenses which exceed its gross margin as a result of decreased revenues.

FUTURE OUTLOOK

The Company has expanded its Master Distributor operations in Australia and the Scandinavian region, among other areas. Likewise, the Company is aggressively looking for new market expansion and hopes to add several new Master Distributors and/or expand geographically during fiscal 1999 and 2000.

The Company is actively seeking a qualified Master Distributor to acquire the Company's Italian direct selling operations, and the Company is aggressively looking for new products to add to its current product line.

The Company's management believes that the conversion of its sales and distributorship operations to the Master Distributor Program and new product introductions will provide the Company with long term favorable effects on its operating results. Although the ultimate effect of these changes cannot be determined, there could be continued adverse short-term results in operations caused by these changes before the Company realizes the long term success the changes were designed to create.

LIQUIDITY AND CAPITAL RESOURCES

                                                               Fiscal Year Ended April 30
                                                         ---------------------------------------
                                                         1998             1997              1996
                                                         ----             ----              ----
                                                                (Dollars in thousands)
Cash and cash equivalents                              $ 2,121          $  5,772          $ 8,755
Short-term investments                                   1,509                11               13
Working capital                                          1,329             4,301           11,323
Cash provided (used) by operating activities            (3,750)          (10,609)          (6,855)
Cash provided (used) by investing activities            (1,128)              745              495
Cash provided (used) by financing activities             1,228             6,881             (489)


On March 19, 1997, the Company's Board of Directors authorized the repurchase up to $1 million in shares of its common stock from time to time on the open market or in privately negotiated purchases. During the year ended April 30, 1998, the Company repurchased approximately 163,120 shares of common stock pursuant to this repurchase plan.

The Company has sufficient cash on-hand to finance current operations, and does not anticipate requiring additional funding in excess of the current cash balances and cash flow generated from operations. If required, management believes additional funding will be available from financial institutions or NSA at satisfactory terms.

Item 8.  Financial Statements and Supplementary Data.

         The Consolidated Financial Statements of the Company, together with the Report thereon of Deloitte and Touche LLP, independent auditors, are set forth on pages F-1 to F-16 of this Annual Report on Form 10-K.

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

                                                                                          Director        Term
Name                               Age            Position(s)                              Since         Expires
----                               ---            -----------                             --------       -------

DIRECTORS:

A. Jay Martin(1)                   56             Chief Executive Officer                   1989           1998
                                                  and President and Director

Charles R. Evans, Jr.              54             Chief Operating Officer                   1992           1998
                                                  and Executive Vice-
                                                  President and Director

J. Neil Rood                       65             Director                                  1989           1998

George R. Poteet                   50             Director                                  1989           1999

L.F. Swords                        57             Director                                  1989           1999

William W. Deupree, Jr.            57             Director                                  1992           1999

William L. Gurner                  52             Director                                  1996           1999

EXECUTIVE OFFICERS:
                                                                                                         Officer
                                                                                                          Since
                                                                                                          -----

Stan C. Turk                       46             Chief Financial Officer and                              1989
                                                  Secretary-Treasurer


------------

(1) Mr. Martin is also a director and executive officer of NSA. Mr. Martin devotes approximately 60% of his management time to the operations of the Company.


     A. Jay Martin has served as President and Chief Executive Officer and as a director of the Company since its inception in March 1989. Mr. Martin founded National Safety Associates, Inc., a Tennessee corporation ("NSA"), in

1969 and has served NSA in various capacities since its inception. Presently, Mr. Martin is a shareholder and serves as President and a director of NSA.

     Charles R. Evans, Jr. has served as a director as well as the Executive Vice-President and the Chief Operating Officer of the Company since August 1992. Mr. Evans joined NSA Polymers, Inc. in March 1989 and served as Vice President, Assistant Secretary and a director of NSA Polymers, Inc. until August 1992. From 1984 until March 1989, he was Treasurer of Florida Polymers, Inc., a Florida corporation, the assets of which were acquired by the Company in March 1989 and which was primarily engaged in the business of plastics injection molding and tool and die manufacturing.

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

     William L. Gurner has served as a director of the Company since December 1996. Mr. Gurner founded Sector Capital Management, L.L.C. in January 1995. That entity offers an equity product to public and corporate pension plans, Taft-Hartly plans and foundations. Prior to starting Sector Capital Management, L.L.C., Mr. Gurner was the pension officer for Federal Express from 1987 through 1994.

     Stan C. Turk was appointed Chief Financial Officer and Secretary-Treasurer of the Company on July 1, 1996. Mr. Turk was elected Assistant Treasurer of the Company in May 1991. Since August 1989, Mr. Turk has been employed as Assistant Treasurer of NSA. Prior to joining NSA in 1989, Mr. Turk served as the Chief Financial Officer of Barton Equipment Company and Barton Truck Center in Memphis, Tennessee, and he spent approximately 9 years employed as a certified public accountant.

Board of Directors Committees.

     The Board of Directors has appointed three committees: the Compensation Committee, the Audit Committee, and the Options Committee. Messrs. Swords, Deupree and Gurner serve as the members of the Compensation and Audit Committees. Messrs. Martin and Poteet serve as the members of the Options Committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

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

         Based solely on a review of copies of reports and questionnaires furnished to the Company, the Company believes that, during the fiscal year ended April 30, 1998, all persons subject to the reporting requirements of
Section 16(a) filed the required reports on a timely basis.

Item 11. Executive Compensation.

         The following table sets forth the aggregate compensation paid by the Company and its subsidiaries to the Chief Executive Officer of the Company and the three most highly compensated executive officers of the Company or its subsidiaries, for services rendered in all capacities during the fiscal years ended April 30, 1998, 1997, and 1996.

                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation
                                        ------------------------------------------------

                                                                Other Annual     Securities Underlying
Name and Principal Position   Year   Salary ($)   Bonus ($)   Compensation ($)        Options (#)
---------------------------   ----   ----------   ---------   ----------------        -----------
A. Jay Martin                 1998    159,439       3,028           -0-                     -0-
Chief Executive Officer       1997    150,000      10,528           -0-                     -0-
of the Company                1996    150,000       6,058           -0-                     -0-


Charles R. Evans, Jr.         1998    167,410      78,181         8,400 (1)                 -0-
Chief Operating Officer       1997    160,226      78,029         8,400 (1)              25,000
of the Company                1996    225,000       7,001           -0-                     -0-

John Greenham                 1998    152,845      25,000        13,540 (1)                 -0-
Vice President - Europe       1997    120,750      25,000        31,704 (1)              25,000
                              1996    139,844      26,128        40,757 (1)                 -0-

Stan C. Turk                  1998    126,538       2,404           -0-                     -0-
Chief Financial Officer       1997     40,865 (2)     -0-           -0-                  25,000
of the Company                1996        -0-         -0-           -0-                     -0-


-----------------

(1)  Represents housing, school fees, expenses and/or car allowance.

(2)  Represents salary for the period January 1, 1997 through April 30, 1997.

         The following table provides information with respect to the value of the unexercised options held by the executive officers named in the above table as of April 30, 1998. No such executive officer exercised any options during the fiscal year ended April 30, 1998.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR END OPTION VALUES

                                                                   Value of Unexercised
                                 Number of Unexercised             In-the-Money Options
                              Options at Fiscal Year End           at Fiscal Year End(1)
Name                       Exercisable       Unexercisable     Exercisable     Unexercisable
----                       -----------       -------------     -----------     -------------
Charles R. Evans, Jr.         -0-               25,000            -0-             $35,500
John Greenham                 -0-               25,000            -0-             $35,500
Stan C. Turk                  -0-               25,000            -0-             $35,500

(1) Based upon a bid quotation of $1.42 taken from the National Quotation Bureau Report and supplied by the National Association of Securities Dealers, Inc. through the NASD OTC Bulletin Board.

         The non-employee directors of the Company currently receive $1,000 for each Board of Directors meeting and $1,000 for each committee meeting. The directors of the Company's subsidiaries do not receive any compensation for serving in such capacities.

         Employment Agreements.

         The Company has an employment agreement with Mr. A. Jay Martin. The employment agreement is renewable annually and provides for an annual salary of $150,000. The Company also has an employment agreement with Mr. Charles R. Evans, Jr. which provides for annual compensation equal to $225,000.

         Compensation Committee Interlocks and Insider Participation.

         The members of the Compensation Committee of the Company's Board of Directors are Messrs. L. F. Swords, William Deupree and William Gurner. From 1989 until March 1, 1994, Mr. Swords served as Secretary-Treasurer and Chief Financial Officer of the Company and all of its subsidiaries. Mr. Swords has not served as an officer of the Company since March 1, 1994.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth the number of shares beneficially owned as of July 17, 1998, by (a) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (b) each director or executive officer of the Company, and (c) all directors and executive officers of the Company as a group.

                                                             Amount and Name
     Name and Address of                                      of Beneficial                  Percent
     Beneficial Owner                                          Ownership(1)                of Class(2)
     ----------------                                          -----------                 ----------
(a)  National Safety Associates, Inc.                          2,336,180(3)                    49.8
     4260 East Raines Road
     Memphis, Tennessee 38118

     A. Jay Martin                                             2,755,135(4)                    58.7
     4260 East Raines Road
     Memphis, Tennessee 38118

     L.F. Swords                                               2,474,266(5)                    52.7
     4260 East Raines Road
     Memphis, Tennessee 38118

(b)  A. Jay Martin                                             2,755,135(4)                    58.7
     L.F. Swords                                               2,474,266(5)                    52.7
     George R. Poteet                                            164,041                        3.5
     4180 Pilot
     Memphis, TN 38118

     J. Neil Rood                                                 40,733                        *
     12192 Mandarin Road
     Jacksonville, FL 32223

     William W. Deupree, Jr.                                      15,000                        *
     50 North Front Street, 21st Floor
     Memphis, TN 38103

     Charles R. Evans, Jr.                                         8,800                        *
     4260 East Raines Road
     Memphis, TN 38118

     William L. Gurner                                             - 0 -                        *
     40 South Main Street
     Memphis, TN 38103

     John Greenham                                                 7,000                        *
     80 Park Street
     Camberly
     GU15 3 PT
     Surrey, England

     Stan C. Turk                                                  4,700                        *
     4260 East Raines Road
     Memphis, TN 38118

(c)  Officers and directors                                    3,133,495(4)                    66.7
     as a group (9 persons)

-------------------------

(1) Includes shares of Common Stock as to which such person, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power.

     Unless otherwise indicated, each listed shareholder possesses sole voting and investment power with respect to all of the shares shown opposite his name. Does not include shares of Common Stock underlying options which are not exercisable within 60 days.
(2)  Based upon 4,695,036 shares issued and outstanding.
(3) Messrs. Martin and/or Swords, as the President and Secretary-Treasurer of NSA, respectively, acting separately or jointly, have the power to vote or to direct the vote, and to dispose of or to direct the disposition of, the shares owned by NSA, unless otherwise instructed by the Board of Directors of NSA.
(4) Includes the 2,336,180 shares held by NSA for which Messrs. Martin and/or Swords have the power to vote or to direct the vote, and to dispose of or to direct the disposition of. Also includes the indirect beneficial ownership of 9,000 shares held by Mr. Martin's child for which Mr. Martin disclaims beneficial ownership.
(5) Includes the 2,336,180 shares held by NSA for which Messrs. Martin and/or Swords have the power to vote or to direct the vote, and to dispose of or to direct the disposition of.
*    Indicates less than 1%.

Item 13. Certain Relationships and Related Transactions.

         Sales of Juice Plus+(R) products to NSA totaled approximately $8,732,000 or approximately 38% of the Company's revenues for the fiscal year ended April 30, 1998. Messrs. Martin, Swords and Poteet are all directors and executive officers of NSA, serving in the respective capacities of President, Chief Financial Officer, and Vice President - Manufacturing.

         At April 30, 1998, the Company owed approximately $9,291,356 to NSA for cash advances for working capital, product purchases and management fees.

         The Company purchases certain water filtration and related accessory products from NSA. The cost of such purchases was approximately $288,000 for the fiscal year ended April 30, 1998.

         NSA provides certain management, consulting and advisory services to the Company. In consideration for these services, the Company paid to NSA approximately $119,510 for the fiscal year ended April 30, 1998. In addition, the Company pays to NSA any and all amounts collected by the Company from the Company's Master Distributors in exchange for data processing services provided to Master Distributors as such services are in fact provided by NSA. The total amount paid to NSA for such services during the fiscal year ended April 30, 1998 was approximately $298,330.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as part of this Annual Report on Form
         10-K:

         I.    Financial Statements of NSA International, Inc. and Subsidiaries:

               Report of Independent Certified Public Accountants                    F-1
               Consolidated Balance Sheets as of April 30, 1998 and 1997             F-2
               Consolidated Statements of Operations for the Years Ended
                 April 30, 1998, 1997 and 1996                                       F-3
               Consolidated Statements of Shareholders' Equity for the Years
                 Ended April 30, 1998, 1997 and 1996                                 F-4
               Consolidated Statements of Cash Flows for the Years Ended
                 April 30, 1998, 1997 and 1996                                       F-5
               Notes to Consolidated Financial Statements                            F-6

         II. The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K:

               Schedule II Valuation and Qualifying Accounts Years Ended
                 April 30, 1998, 1997 and 1996                                       F-16

         III.  Exhibits

         3.1   Amended and Restated Charter of the Company(1)

         3.2   Bylaws of the Company(2)

         4.1   Form of Stock Certificate(1)

         10.1 Amended and Restated Manufacturing License and Distribution Agreement between Smokey Santillo and the Company dated March 31, 1994.(3)

         10.2 Manufacturing Agreement among the Company, NSA Polymers, Inc. and Polymers, Inc. dated September 1, 1997.

         10.3 Lease Agreement between NSA UK and Crown Life Pensions Limited dated November 28, 1988.(1)

         10.4  Lease Agreement between NSA Italy and Redilco dated June 1,
               1994.(3)

         10.5 Lease Agreement between NSA Polymers and Hodges Four Way Trust dated January, 1990.(3)

         10.6 Management Agreement between NSA and the Company dated May 1, 1996(7)

         10.7  Management Agreement NSA and the Company dated May 1, 1994.(3)

         10.8 Distribution and License Agreement between NSA and the Company dated May 1, 1994.(3)

         10.9 Exclusive Manufacturing License Agreement between NSA and the Company dated May 1, 1993.(3)

         10.10 Sales Agreement between NSA and the Company dated May 1, 1994.(3)

         10.11 Sales Agreement between NSA and NSA Polymers dated May 1,
               1994.(3)

         10.12 Warehousing Agreement between NSA B.V. and Expeditiebedrijf Frans Maas B.V. dated April 21, 1994.(3)

         10.13 Manufacturing Agreement between the Company and Natural Alternatives International, Inc. dated April 1, 1993.(3)

         10.14 First Amendment to the Exclusive Manufacturing License Agreement between the Company and NSA dated May 1, 1993.(3)

         10.15 Employment Agreement between A. Jay Martin and the Company dated May 1, 1994.(3)**

         10.16 Employment Agreement between Charles R. Evans and the Company dated August 1, 1994.(3)**

         10.17 Distribution Agreement between the Company and Holzmann Holding AG dated as of September 1, 1996.(5)

         10.18 Asset Purchase Agreement between National Safety Associates, Ltd. and National Safety Associates of Canada, Inc.(4)

         10.19 Asset Purchase Agreement between NSA UK and Nova Vita Limited effective as of October 1, 1996.(6)

         10.20 Company's 1997 Incentive and Non-Qualified Stock Option
               Plan.(7)**

         10.21 Stock Purchase Agreement between NSA Polymers and Polymers, Inc. dated as of September 9, 1997.

         21.1  List of Subsidiaries of the Company.

         27    Financial Data Schedule (for SEC purposes only)

         (1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form 10, Commission File No. 0-19487

         (2) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-18 Registration No. 33-42158-A

         (3) Incorporated by reference to exhibits filed with the Company's Form 10-K for the year ended April 30, 1995.

         (4) Incorporated by reference to exhibits filed with the Company's 8-K on May 15, 1996.

         (5) Incorporated by reference to exhibits filed with the Company's 8-K on September 17, 1996.

         (6) Incorporated by reference to exhibits filed with the Company's 8-K on November 27, 1996.

         (7) Incorporated by referenced to exhibits filed with the Company's Form 10-K for the year ended April 30, 1997.

         **    Management Compensatory Plan

(b)            Reports on Form 8-K.

               None.

(c)            Exhibits.


               See Item 14(a)(3) above.

(d)            Financial Statement Schedules.


               See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NSA INTERNATIONAL, INC.

                                 By: /s/ A. Jay Martin
                                    -------------------------------------
                                    A. Jay Martin, President and Chief Executive
                                    Officer

                                 Date: July 23, 1998
                                      ------------------------------------------


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                                     TITLE                                 DATE



/s/ A. Jay Martin                  Chief Executive Officer, President and            July 23, 1998
-----------------------------      Director
A. Jay Martin



/s/ Stan C. Turk
-----------------------------      Secretary-Treasurer and Chief Financial           July 23, 1998
Stan C. Turk                       Officer



/s/ George R. Poteet
-----------------------------      Director                                          July 23, 1998
George R. Poteet



/s/ Charles R. Evans, Jr.
-----------------------------      Executive Vice-President,                         July 23, 1998
Charles R. Evans, Jr.              Chief Operating Officer and Director



/s/ William L. Gurner
-----------------------------      Director                                          July 23, 1998
William L. Gurner



/s/ L. F. Swords
-----------------------------      Director                                          July 23, 1998
L. F. Swords

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of NSA International, Inc.

We have audited the accompanying consolidated balance sheets of NSA International, Inc. and Subsidiaries (the "Company") as of April 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NSA International, Inc. and Subsidiaries as of April 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Memphis, Tennessee
July 17, 1998

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

ASSETS                                                                                          1998              1997
CURRENT ASSETS:
  Cash and cash equivalents                                                                $  2,121,058      $  5,771,563
  Short-term investments                                                                      1,509,004            10,754
  Receivables, net                                                                            3,078,385         2,972,636
  Refundable income taxes                                                                       304,000           690,000
  Inventories, net                                                                            6,587,848         7,104,869
  Deferred income taxes                                                                          15,000            32,000
  Notes receivable - short-term                                                                 414,000           550,000
  Other current assets                                                                          163,996           265,078
                                                                                           ------------      ------------

          Total current assets                                                               14,193,291        17,396,900

PROPERTY AND EQUIPMENT, At cost:
  Leasehold improvements                                                                         37,837           195,862
  Manufacturing equipment                                                                       456,062           455,850
  Office furniture and equipment                                                                890,906         1,043,222
  Data processing equipment                                                                     593,600           558,148
                                                                                           ------------      ------------
          Total                                                                               1,978,405         2,253,082
  Less accumulated depreciation and amortization                                             (1,381,910)       (1,326,684)
                                                                                           ------------      ------------

          Property and equipment, net                                                           596,495           926,398

LONG-TERM NOTES RECEIVABLE AND PREFERRED STOCK                                                2,079,303         2,945,007

OTHER ASSETS                                                                                  1,005,250         1,096,200
                                                                                           ------------      ------------

TOTAL ASSETS                                                                               $ 17,874,339      $ 22,364,505
                                                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Amounts due to NSA, Inc.                                                                 $  9,291,356      $  7,793,387
  Accounts payable, trade                                                                       913,567           913,452
  Accrued sales commissions and allowances                                                      116,631           246,603
  Accrued compensation and expenses                                                           2,005,484         2,834,976
  Accrued sales returns                                                                          60,038           368,611
  Advance payments by dealers/distributors                                                       12,564            95,714
  Income taxes payable                                                                          321,000           656,000
  Other current liabilities                                                                     143,585           186,981
                                                                                           ============      ============

          Total current liabilities                                                          12,864,225        13,095,724

DEFERRED INCOME TAXES                                                                            15,000            32,000

OTHER LIABILITIES                                                                             1,114,608           929,518

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.05 par value, 100,000,000 shares authorized, 4,695,036 and 4,858,156
    shares outstanding at April 30, 1998 and 1997, respectively                                 234,752           242,908
  Additional paid-in capital                                                                 28,844,804        29,106,950
  Deficit                                                                                   (25,199,050)      (21,042,595)
                                                                                           ------------      ------------

          Total shareholders' equity                                                          3,880,506         8,307,263
                                                                                           ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 17,874,339      $ 22,364,505
                                                                                           ============      ============

See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

                                                           1998            1997            1996
NET REVENUES:
  Net sales                                            $ 22,213,226    $ 35,424,937    $ 70,831,868
  Dealer/distributor fee income                             835,116         682,374       2,318,464
                                                       ------------    ------------    ------------

          Total                                          23,048,342      36,107,311      73,150,332

COSTS AND EXPENSES:
  Dealer/distributor commissions and allowances          (2,626,047)     (7,472,932)    (28,082,083)
  Cost of products sold                                 (17,017,759)    (19,211,498)    (28,385,494)
  Operating expenses                                     (8,571,453)    (16,536,955)    (26,663,852)
  Licensing and management fees to NSA, Inc.               (119,510)       (500,873)     (1,597,737)
  Restructuring costs                                                    (3,000,000)
  Interest income, net                                      563,070         694,506         754,835
  Other income, net                                         301,902          88,913          11,514
                                                       ------------    ------------    ------------

          Total                                         (27,469,797)    (45,938,839)    (83,962,817)
                                                       ------------    ------------    ------------

LOSS BEFORE INCOME TAX BENEFIT                           (4,421,455)     (9,831,528)    (10,812,485)

INCOME TAX BENEFIT                                          265,000          22,000         103,000
                                                       ------------    ------------    ------------

NET LOSS                                               $ (4,156,455)   $ (9,809,528)   $(10,709,485)
                                                       ============    ============    ============

BASIC LOSS PER COMMON SHARE                            $      (0.87)   $      (2.02)   $      (2.20)
                                                       ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                      4,763,335       4,858,156       4,858,156
                                                       ============    ============    ============

TRANSACTIONS WITH NSA, INC. INCLUDED
  IN THE ABOVE:
    Net sales to NSA, Inc.                             $  8,774,000    $  9,361,000    $ 11,588,030
    Cost of products sold (purchased from NSA, Inc.)        288,000          45,596       1,162,501

See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED APRIL 30, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

                                                        Common Stock
                                              ----------------------------     Additional
                                                 Number                         Paid-in
                                               of Shares         Amount         Capital           Deficit       Total
BALANCES AT APRIL 30, 1995                      4,858,156    $    242,908    $ 21,197,616    $   (523,582)   $20,916,942
  Repurchase of common stock warrants                                              (1,186)                        (1,186)
  Net loss                                                                                    (10,709,485)   (10,709,485)
                                               ----------    ------------    ------------    ------------    -----------

BALANCES AT APRIL 30, 1996                      4,858,156         242,908      21,196,430     (11,233,067)    10,206,271
  Net loss                                                                                     (9,809,528     (9,809,528)
  Forgiveness of debt by NSA, Inc.                                              7,910,520                      7,910,520
                                               ----------    ------------    ------------    ------------    -----------

BALANCES AT APRIL 30, 1997                      4,858,156         242,908      29,106,950     (21,042,595)     8,307,263
  Net loss                                                                                     (4,156,455)    (4,156,455)
  Repurchase and retirement of common stock      (163,120)         (8,156)       (262,146)                      (270,302)
                                               ----------    ------------    ------------    ------------    -----------

BALANCES AT APRIL 30, 1998                      4,695,036    $    234,752    $ 28,844,804    $(25,199,050)   $ 3,880,506
                                               ==========     ===========    ============    ============    ===========


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

                                                                             1998            1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(4,156,455)   $ (9,809,528)   $(10,709,485)
  Adjustments to reconcile net loss to net cash used by operations:
    Non cash restructuring charges                                                           475,000
    Depreciation and amortization                                            265,570         562,441         977,014
    Provision for uncollectible notes receivable                           1,000,000       2,000,000
    Loss on sale or disposal of property and equipment                       141,420         214,473         132,401
    (Gain) loss on sale of short-term investments                                              2,293          (6,902)
    Change in deferred income taxes                                                                         (197,000)
    Recognition of deferred gain on notes receivable                         105,000
  Changes in assets and liabilities, net of the effects of the sale of significant assets of the Company, as discussed in Note 3:
      Receivables, net                                                      (105,749)     (1,133,143)        187,528
      Inventories                                                            517,021       3,128,289       2,005,948
      Other assets                                                          (147,968)        367,669         579,316
      Accounts payable, trade                                                    115      (1,643,079)        191,515
      Accrued sales returns                                                 (308,573)       (827,531)       (589,466)
      Advance payments by dealers/distributors                               (83,150)         (9,365)       (274,317)
      Accrued expenses, other                                               (959,464)     (3,180,169)     (2,368,413)
      Income taxes payable and refundable                                     51,000        (373,051)      2,137,400
      Other current liabilities                                              (43,396)       (254,319)         79,427
      Other liabilities                                                      185,090        (129,144)      1,000,000
                                                                         -----------    ------------    ------------

            Net cash used in operating activities                         (3,749,539)    (10,609,164)     (6,855,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                                      (1,498,250)
  Proceeds from sale of short-term investments                                                               515,200
  Purchase of property and equipment                                         (77,087)        (39,831)       (532,941)
  Proceeds from sale of property and equipment                                                29,119          12,732
  Proceeds from principal payments on notes receivable and
    redemption of preferred stock                                            446,704         755,912         500,000
                                                                         -----------    ------------    ------------

            Net cash provided by (used in) by investing activities        (1,128,633)        745,200         494,991

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock and warrants                                   (270,302)                         (1,186)
  Advances from (to) NSA, Inc.                                             1,497,969       6,880,757        (487,317)
                                                                         -----------    ------------    ------------

            Net cash provided by (used in) financing activities            1,227,667       6,880,757        (488,503)
                                                                         -----------    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (3,650,505)     (2,983,207)     (6,848,546)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               5,771,563       8,754,770      15,603,316
                                                                         -----------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $ 2,121,058    $  5,771,563    $  8,754,770
                                                                         ===========    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                          $       Nil    $        Nil    $      3,381
  Income taxes refunded, net                                                 162,000             Nil       2,045,400


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
  See discussion of non cash investing and financing activities at Notes 3 and 7.

See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS - NSA International, Inc. and Subsidiaries (the "Company") sells products which include air and water filtration products, an in-home carbonation appliance, and a line of nutritional supplement products. The products are distributed through the Company's third-party licensees ("Master Distributors") and its direct multi-level marketing network outside the United States and through National Safety Associates, Inc.'s ("NSA, Inc.") United States direct multi-level marketing network. Also see
      Note 3.

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

      CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents, short-term investments, foreign exchange forward contracts, receivables, including notes receivable, and preferred stock. Substantially all cash and cash equivalents were deposited with major banks covered with only a nominal amount of government provided insurance. Short-term investments are limited to investment grade bonds or to certificates of deposit with major banks. The counterparties to foreign exchange forward contracts are limited to major commodity exchanges. The Company continually evaluates the financial viability and reputation of each financial institution and exchange. Regarding receivables and preferred stock, management believes credit risk beyond that already provided for is limited due to geographic dispersion and, for notes receivable and preferred stock, collateral backing. Regarding the Company's financial instruments, management believes that their recorded value, after consideration of related allowances, approximates their fair value.

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out basis) or market and consisted of the following at April 30, 1998 and 1997:

                                                           1998           1997
         Raw materials                                 $ 2,040,031    $ 1,784,662
         Finished goods                                  5,778,977      5,615,235
         Accessories                                       756,425        806,704
                                                       -----------    -----------
                   Total at cost                         8,575,433      8,206,601
         Reserve for excess and obsolete inventories    (1,987,585)    (1,101,732)
                                                       -----------    -----------

                   Inventories, net                    $ 6,587,848    $ 7,104,869
                                                       ===========    ===========

      PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation of property and equipment is principally computed by the straight-line method over the estimated useful lives of the assets, which range as follows:

        Office furniture and equipment                   2 to 7 years
        Leasehold improvements                           3 to 10 years
        Manufacturing equipment                          3 to 7 years
        Data processing equipment                        5 years

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

      The Company attempts to reduce the effects of fluctuations in foreign currency exchange rates associated with certain aspects of these investments, principally the monetary assets and liabilities of the Company's foreign subsidiaries, by buying or selling foreign exchange forward contracts in manners which will generally replicate the effects which would occur if related options had been purchased. The size of positions held vary based principally on the Company's net position of monetary assets and liabilities and on the duration and magnitude of the current foreign exchange trend in effect. Management believes this practice will partially hedge the effects of foreign currency fluctuations on the Company's financial statements, but of course cannot assure that this objective will be met. Fair values of the foreign exchange forward contracts are estimated using quoted market prices of these or comparable instruments; related gains and losses on these contracts, as well as the foreign exchange gains and losses resulting from translation of the financial statements of the Company's foreign subsidiaries, are recognized in other income or expense. Within the definitions contained in Statement of Financial Accounting Standards No. 119, management considers these contracts to be held for purposes other than trading.

      As discussed in Note 3, in fiscal 1997 the Company sold its remaining significant foreign operations to certain investor groups. Due to these sales, the Company's foreign subsidiaries now have substantially lower monetary asset and liability positions. Accordingly, the Company's positions taken with respect to foreign exchange forward contracts have been substantially reduced as well.

      At April 30, 1998, the Company had foreign currency contracts to sell forward the dollar equivalent of $1,138,000 of Swiss francs and Canadian dollars, and to buy forward the dollar equivalent of $1,869,000 of Deutsche marks and British pounds. These contracts generally mature within one year and have aggregate unrealized gains of approximately $17,000, which is included in net income. Margin deposits for these contracts total $41,000 and are included in other current assets. At April 30, 1997, the Company was not a party to any foreign exchange forward contracts and therefore had no unrealized gains or losses or margin deposits related thereto as of that date.

      The foreign currency translation gains, net of the effects of foreign exchange forward transactions, for the years ended April 30, 1998, 1997, and 1996 totalled approximately $100,000, $140,000, and $460,000, respectively.

      OTHER ASSETS - Other assets primarily represent the cash surrender value of officers' life insurance policies.

      OTHER LIABILITIES - Other liabilities principally represent amounts accrued for the excess of future rent expense over estimated sublease income for two leases, as discussed in Note 5.

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

      LOSS PER SHARE - Basic loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding. The adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," had no effect on amounts presented, as no potentially dilutive securities were outstanding for the years ended April 30, 1998, 1997, and 1996.

      NEW ACCOUNTING PRONOUNCEMENT - The Company has not yet adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," but will be required to do so for the fiscal year ending April 30, 1999. Management has not yet determined the effects, if any, adoption of this statement will have on information presented in Note 8.

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

2.    RECEIVABLES

      Accounts receivable, trade represents amounts due from the Company's third-party licensees and from customers of the Company's domestic subsidiaries. Receivables consisted of the following at April 30, 1998 and 1997:


                                                              1998          1997
         Accounts receivable, trade                       $ 1,685,913    $2,779,995
         Fees and interest due from Master Distributors     1,173,372
         VAT and other miscellaneous taxes                    299,100
         Other accounts receivable                                          155,136
         Amounts due under revolving credit agreements                       82,767
         Less amounts due to dealer/distributors                            (45,262)
                                                          -----------    ----------
                   Total                                    3,158,385     2,972,636
         Less allowance for doubtful accounts                 (80,000)
                                                          -----------    ----------

                   Receivables, net                       $ 3,078,385    $2,972,636
                                                          ===========    ==========


3.    DISPOSALS, NOTES RECEIVABLE, AND PREFERRED STOCK

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

      During the third quarter of fiscal 1998, the Company accepted preferred stock with a face amount of $2,190,000 and a note receivable with a face amount of $1,500,000 as consideration for its cancellation of a note receivable with outstanding principal and interest balances totalling $4,190,000. The cancelled note receivable, which bore interest at 8.5% per annum, originated in conjunction with an investor group's acquisition of substantially all assets of the Company's former manufacturing subsidiary, NSA Polymers, Inc. The Company obtained 4% cumulative non-voting preferred stock, redeemable at varying rates through 2005 based on certain criteria, including the Company's level of purchases, and obtained a note receivable bearing interest at 9% per annum and secured by certain inventories, receivables, and machinery and equipment of the investor group's company. The net book value, after consideration of amounts previously reserved as uncollectible, of the cancelled note receivable is considered to approximate the fair value of consideration received; therefore, no significant gain or loss resulted therefrom.

      Principal payments on notes receivable and redemptions on preferred stock relating to the above and prior dispositions are scheduled to be received as follows:

         1999                                                       $   414,000
         2000                                                           434,798
         2001                                                           478,206
         2002                                                           445,906
         2003                                                           235,490
         Thereafter                                                   3,373,544
                                                                    -----------
                   Total                                              5,381,944
         Less:
           Allowance for uncollectible items                         (2,363,641)
           Deferred gain                                               (525,000)
           Short-term notes receivable                                 (414,000)
                                                                    -----------

                   Long-term notes receivable and preferred stock   $ 2,079,303
                                                                    ===========

      Based on their rates of interest, security, and other characteristics, and after consideration of the recorded allowance for uncollectible items, management believes the recorded values of the notes receivable approximate their fair values.

4.    INCOME TAXES

      The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company's foreign subsidiaries file separate returns in the respective countries of domicile.

      The components by region of loss before income taxes are as follows:

                               1998           1997            199
         U.S.              $(1,908,547)   $(2,226,036)   $   (208,892)
         Foreign            (2,512,908)    (7,605,492)    (10,603,593)
                           -----------    -----------    ------------

                   Total   $(4,421,455)   $(9,831,528)   $(10,812,485)
                           ===========    ===========    ============

      The components of the income tax benefit are as follows:

                                1998       1997         1996
         Current:
           Federal                       $ 22,000    $ (62,000)
           Foreign            $265,000                 (32,000)
                              --------   --------    ---------
                   Total       265,000     22,000      (94,000)
         Deferred - foreign                            197,000
                              --------   --------    ---------

                   Total      $265,000   $ 22,000    $ 103,000
                              ========   ========    =========

      A reconciliation of the Company's actual income taxes for the years ended April 30, 1998, 1997, and 1996 to that obtained by applying the U.S. federal statutory income tax rate against pre-tax income is as follows:

                                                     1998           1997           1996
         Federal income tax benefit, at U.S.
           federal statutory rate                $ 1,503,000    $ 3,342,720    $ 3,676,000
         Effect of unused net operating losses    (1,238,000)    (3,265,867)    (3,579,000)
         Other differences                                          (54,853)         6,000
                                                 -----------    -----------    -----------

                   Income tax benefit            $   265,000    $    22,000    $   103,000
                                                 ===========    ===========    ===========


      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred taxes as of April 30, 1998 and 1997 are as follows:

                                                                                1998           1997
         Deferred tax assets:
           Reserves not currently deductible                                $   826,000    $ 1,280,000
           Uniform capitalization of inventory                                   54,000         69,000
           Operating loss carryforwards                                       3,842,000        884,000
                                                                            -----------    -----------
                   Total                                                      4,722,000      2,233,000
         Valuation allowance                                                 (4,707,000)    (2,201,000)
                                                                            -----------    -----------
                   Total deferred tax asset                                      15,000         32,000
         Deferred tax liabilities - net foreign currency translation gain        15,000         32,000
                                                                            -----------    -----------

                   Net deferred tax asset (liability)                       $       NIL    $       NIL
                                                                            ===========    ===========

      The Company has net operating loss carryforwards totalling approximately $10,977,000 which are available for future reductions of income taxes in the United States and which expire in 2017. The Company also has substantial net operating loss carryforwards available in various other countries. However, due to the sale of certain operating assets and operating rights as discussed in Note 3, management does not expect to be able to utilize the remaining foreign net operating loss carryforwards. Giving effect to this expectation, the Company now considers only operating loss carryforwards of the United States to qualify for deferred tax asset recognition. This change had the effect of reducing each of the deferred tax asset and the related offsetting valuation allowance by approximately $5,750,000 as of April 30, 1997.

      The valuation allowance of $4,707,000 and $2,201,000 in 1998 and 1997, respectively, has been provided because it is more likely than not that a substantial portion of the deferred tax assets will not be realized. The valuation allowance increased by $2,506,000 in 1998 and decreased by $4,825,000 in 1997.

5.    LEASES

      The Company leases office and warehouse space in the U.K. under two noncancellable operating leases expiring in 2013 and 2016. In October 1995, the Company abandoned the locations and signed a sublease agreement with an unrelated party for one of the locations. The other location is subleased on a month-to-month basis. A loss of approximately $1,000,000, representing the excess of future rent expense over estimated sublease income discounted at 8%, was recognized in the second quarter of fiscal 1996.

      The Company is currently leasing warehouse and office space under numerous other non-cancelable operating leases. Lease terms generally range from one to twenty-five years with options to renew at varying terms. Rent expense under operating leases totalled approximately $1,386,928, $1,770,351, and $1,684,153 for the years ended April 30, 1998, 1997, and
      1996, respectively. In 1998 and 1997, the Company received sublease rentals of $757,623 and $52,859, respectively.

      The future minimum lease payments and related sublease payments receivable under these agreements are as follows:

                                  Minimum      Sublease
                                   Lease       Payments
         Year Ending April 30     Payments    Receivable
         1999                   $ 1,315,752   $  657,375
         2000                     1,090,801      513,031
         2001                       529,644      200,496
         2002                       529,644      200,496
         2003                       529,644      200,496
         Thereafter               6,585,458    4,646,070
                                -----------   ----------

               Total            $10,580,942   $6,417,964
                                ===========   ==========

6.    EMPLOYEE BENEFITS PLAN

      The Company's domestic subsidiaries participate in NSA, Inc.'s defined contribution plan to provide full-time employees, with a minimum of 1,000 hours of service and who are employed at year-end, with additional income upon retirement or termination. The Company may elect to make annual contributions to the plan equal to a discretionary percentage of the participant's annual salary, to the extent the participant's salary does not exceed $150,000, as defined. The Company made no contributions to the plan during 1998, 1997, and 1996.

7.    TRANSACTIONS WITH NSA, INC.

      At April 30, 1998 NSA, Inc. owns 2,336,180 shares of the Company. Four of the shareholders of NSA, Inc. also serve as directors of the Company.

      The Company sells nutritional supplement products, air treatment systems, in-home beverage appliances, and certain water filtration product components to NSA, Inc. The Company purchases certain water filtration products and certain related accessory products from NSA, Inc. The Company is party to licensing and management agreements with NSA, Inc. that provide for fees payable to NSA, Inc. equal to a percentage of sales and/or allocation of certain costs incurred by NSA, Inc. in providing management and administrative services. Costs incurred by NSA, Inc. in providing management and administrative services include general management, financial reporting, benefits administration, insurance, information-systems, and other miscellaneous services. These allocations are based primarily on the percentage of sales of each company to total sales of both. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had the Company operated on a stand-alone basis. Management has not made a study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been.

      NSA, Inc. has also provided funding on a payable upon demand and non-interest bearing basis for equipment purchases and working capital.

      NSA, Inc. also guarantees the terms and obligations of the Company's two U.K. operating leases which are discussed in Note 5. The annual rental payments total approximately $500,000, excluding the sublease rentals.

      On July 9, 1996, the Board of Directors of NSA, Inc. made a $7,910,520 capital contribution to the Company in the form of forgiveness of amounts due from certain direct selling subsidiaries of NSA International.

8.    GEOGRAPHIC SEGMENT DATA AND MAJOR CUSTOMERS

      Financial information, summarized by geographic area, is as follows:

         Year Ended April 30, 1998             United States   Canada/Mexico     Europe       Eliminations   Consolidated
         Total revenues:
           Unaffiliated customers              $  2,404,900                   $ 11,870,395                   $14,275,295
           Sales to NSA, Inc.                     8,773,047                                                    8,773,047
           Interarea sales                          984,165                                  $   (984,165)
                                               ------------                   ------------   ------------    -----------

                   Total                       $ 12,162,112                   $ 11,870,395   $   (984,165)   $23,048,342
                                               ============                   ============   ============    ===========

         Loss before income taxes              $  1,908,547    $   (53,390)   $  2,566,298                   $ 4,421,455
                                               ============    ===========    ============                   ===========

         Identifiable assets                   $ 23,562,802    $ 2,137,318    $  8,120,646   $(15,978,003)   $17,842,763
                                               ============    ===========    ============   ============    ===========

         Corporate assets                                                                                         31,576
                                                                                                             -----------

                   Total assets                                                                              $17,874,339
                                                                                                             ===========

         Depreciation and amortization expense $     32,875                   $    232,695                   $   265,570
                                               ============                   ============                   ===========

         Capital expenditures                  $      3,567                   $     73,520                   $    77,087
                                               ============                   ============                   ===========

         Year Ended April 30, 1997               United States   Canada/Mexico    Europe       Eliminations   Consolidated
         Total revenues:
           Unaffiliated customers                $  5,406,373                  $ 21,339,226                    $ 26,745,599
           Sales to NSA, Inc.                       9,361,712                                                     9,361,712
           Interarea sales                          2,126,976                                  $  (2,126,976)
                                                 ------------                  ------------    -------------   ------------

                   Total                         $ 16,895,061                  $ 21,339,226    $  (2,126,976)  $ 36,107,311
                                                 ============                  ============    =============   ============

         Loss before income taxes                $ (2,226,036)   $     105,165 $ (7,710,657)                   $ (9,831,528)
                                                 ============    ============= ============                    ============

         Identifiable assets                     $ 24,846,365    $   2,746,729 $  9,295,773    $ (14,809,078)  $ 22,079,789
                                                 ============    ============= ============    =============   ============

         Corporate assets                                                                                           284,716
                                                                                                               ------------

                   Total assets                                                                                $ 22,364,505
                                                                                                               ============

         Depreciation and amortization expense   $     91,241                  $    471,200                    $    562,441
                                                 ============                  ============                    ============

         Capital expenditures                    $      2,169                  $     37,662                    $     39,831
                                                 ============                  ============                    ============


         Year Ended April 30, 1996               United States   Canada/Mexico    Europe       Eliminations   Consolidated
         Total revenues:
           Unaffiliated customers                $  3,459,376    $ 4,805,151   $ 53,297,775                   $ 61,562,302
           Sales to NSA, Inc.                      11,588,030                                                   11,588,030
           Interarea sales                          3,455,008                                  $ (3,455,008)
                                                 ------------    -----------   ------------    ------------   ------------

                   Total                         $ 18,502,414    $ 4,805,151   $ 53,297,775    $ (3,455,008)  $ 73,150,332
                                                 ============    ===========   ============    ============   ============

         Loss before income taxes                $   (208,892)   $    14,902   $(10,618,495)                  $(10,812,485)
                                                 ============    ===========   ============                   ============

         Identifiable assets                     $ 21,238,400    $ 2,174,434   $ 17,442,971    $ (9,807,542)  $ 31,048,263
                                                 ============    ===========   ============    ============

         Corporate assets                                                                                          225,728
                                                                                                              ------------

                   Total assets                                                                               $ 31,273,991
                                                                                                              ============

         Depreciation and amortization expense   $    134,714    $    56,981   $    785,319                   $    977,014
                                                 ============    ===========   ============                   ============

         Capital expenditures                                    $    27,815   $    505,126                   $    532,941
                                                                 ===========   ============                   ============


      In addition to NSA, Inc., the Company had one major customer in 1998, accounting for 17% of the Company's total revenue. Another major customer accounted for 10% of the Company's total revenue in 1997.

9.    LITIGATION, COMMITMENTS, AND OTHER CONTINGENCIES

      The Company is party to various claims and matters of litigation that arise in the normal course of business. Management believes the resolution of these matters will not have a material adverse effect on the results of operation or the financial condition of the Company.

      The Company has an employment contract with certain officers. Remaining minimum commitments under the agreements total approximately $395,000 at April 30, 1998.

      The Company has an unused $5,000,000 line of credit at prime which expires August 31, 1998.

10.   RESTRUCTURING CHARGES

      During the first quarter of 1997, the Company announced its decision to close its European headquarters. Accordingly, a restructuring charge totalling $3,000,000 was reflected during the first quarter of fiscal 1997. As of April 30, 1997, the restructuring reserve was fully utilized as follows: $475,000 to writedown fixed assets to net realizable value; $1,125,000 to write-off certain sales materials which are obsolete as a result of the restructuring; $425,000 to recognize costs associated with early terminations of leases; $500,000 to recognize termination costs of certain employees; and $475,000 for salary and other shutdown expenses related to the restructuring.

11.   STOCK OPTION PLAN

      On February 18, 1997, the Board of Directors of the Company approved the adoption of the NSA International, Inc. 1997 Incentive and Non-Qualified Stock Option Plan (the "Plan"). Under the terms of the Plan, options on up to 500,000 shares of the Company's common stock may be issued to eligible officers, directors, and key employees of the Company and its subsidiaries, as well as advisors and consultants thereto. Vesting provisions, exercise price, and duration of the options shall be as determined by the Plan committee, which will consist of at least two directors of the Company; in no event, however, will the exercise price be below fair market value of the Company's common stock at the date of grant, nor will the duration of the options exceed ten years from date of grant. No stock options may be issued under the Plan after the expiration of ten years from the date the Plan becomes effective, and in no event after November 30, 2007. Options on 250,000 of the Company's shares have been issued under the Plan as of April 30, 1998. No compensation expense resulted from the issuance of the options as their exercise price equaled the quoted market price of the Company's stock on the date of grant. These options are not potentially dilutive securities, as the Company has an arrangement with NSA, Inc. pursuant to which NSA, Inc. will sell shares to the Company at the option exercise price.

12.   QUARTERLY RESULTS (UNAUDITED)

                                       1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
       Year ended April 30, 1998:
         Total revenues                $ 6,546,608    $ 5,543,726    $ 5,237,708    $ 5,720,300
         Gross margin                    1,905,327      1,287,286      1,651,160      1,186,810
         Net loss                         (487,081)      (947,749)      (632,309)    (2,089,316)
         Basic loss per common share         (0.10)         (0.20)         (0.13)         (0.44)

                                       1st Quarter     2nd Quarter    3rd Quarter    4th Quarter
       Year ended April 30, 1997:
         Total revenues                $ 13,609,726    $ 9,441,997    $ 7,433,358    $ 5,622,230
         Gross margin                     7,645,498      4,400,138      2,523,467      2,326,710
         Net loss                        (4,507,001)      (854,312)    (1,440,409)    (3,007,806)
         Basic loss per common share          (0.93)         (0.17)         (0.30)         (0.62)

      SIGNIFICANT FOURTH QUARTER ADJUSTMENTS - During the fourth quarters of fiscal 1998 and 1997, the Company wrote down the value of certain notes receivable by $1,000,000 and $2,000,000, respectively, to reflect the estimated collectible amounts. These writedowns were reflected as operating expenses in the accompanying financial statements.

13.   SUBSEQUENT EVENT

      Effective May 31, 1998, the Company closed its offices in France. These operations had total revenues of less than $400,000 during the year ended April 30, 1998, and costs incurred relating to the closure were not significant.

                                     *******

                                                                     SCHEDULE II

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 1998, 1997, AND 1996
--------------------------------------------------------------------------------


                                                            Charged to      Charged
                                               Balance at    Sales or       to Other                  Balance
1998                                           Beginning     Expenses       Accounts     Deductions   at End
Allowance for doubtful accounts                              $   80,000                             $   80,000
Allowance for uncollectible notes receivable   $2,000,000     1,000,000                  $(636,359)  2,363,641
Accrued sales returns                             368,611        48,870                   (357,443)     60,038

1997

Allowance for doubtful accounts                    95,880       (11,770)                   (84,110)
Allowance for uncollectible notes receivable                  2,000,000                              2,000,000
Accrued sales returns                           1,196,142       (10,454)                  (817,077)    368,611

1996

Allowance for doubtful accounts                   745,145      (113,928)                  (535,337)     95,880
Accrued sales returns                           1,785,608        32,447                   (621,913)  1,196,142

(1)  Accounts written off during the period.
(2)  Actual sales returns during the period consisted of:

                  Sales      Inventory   Commissions    Net Sales
                 Returns     Returned    Charged Back    Returns
1998          $  (765,610)   $ 17,706    $  390,461     $(357,443)
1997           (1,919,213)    123,337       978,799      (817,077)
1996           (2,188,681)    450,541     1,116,227      (621,913)