Form 10-Q
period 1998-07-31
NSA INTERNATIONAL INC
filed 1998-09-11
CIK 850036

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 1998
                               ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------   ----------------------

Commission File Number: 0-19487
                       --------------------------------------------------------

                            NSA INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Tennessee                               62-1387102
----------------------------------------  -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
   incorporation or organization)                        No.)

4260 East Raines Road, Memphis, Tennessee                                 38118
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

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     4,695,036 shares of Common Stock, $.05 par value were outstanding at September 11, 1998.

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

NSA International, Inc. and Subsidiaries:

        Consolidated Balance Sheets as of July 31, 1998 (unaudited) and April 30, 1998

        Consolidated Statements of Operations for the Three Month Periods Ended July 31, 1998 and 1997 (unaudited)

        Consolidated Statements of Shareholders' Equity for the Three Month Periods Ended July 31, 1998 and 1997 (unaudited)

        Consolidated Statements of Cash Flows for the Three Month Periods Ended July 31, 1998 and 1997 (unaudited)

        Notes to Consolidated Financial Statements

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                      JULY 31,           APRIL 30,
ASSETS                                                                  1998               1998
                                                                    ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $  3,248,993       $  2,121,058
  Short-term investments                                               1,228,958          1,509,004
  Receivables, net                                                     3,015,012          3,078,385
  Refundable income taxes                                                304,000            304,000
  Inventories, net                                                     6,930,932          6,587,848
  Deferred income taxes                                                   15,000             15,000
  Notes receivable - short-term                                          415,000            414,000
  Other current assets                                                   126,147            163,996
                                                                    ------------       ------------

          Total current assets                                        15,284,042         14,193,291

PROPERTY AND EQUIPMENT, At cost:
  Leasehold improvements                                                  37,837             37,837
  Manufacturing equipment                                                456,062            456,062
  Office furniture and equipment                                         680,048            890,906
  Data processing equipment                                              432,865            593,600
                                                                    ------------       ------------
          Total                                                        1,606,812          1,978,405
  Less accumulated depreciation and amortization                      (1,175,986)        (1,381,910)
                                                                    ------------       ------------

          Property and equipment, net                                    430,826            596,495

LONG-TERM NOTES RECEIVABLE AND PREFERRED STOCK                         2,019,031          2,079,303

OTHER ASSETS                                                           1,029,402          1,005,250
                                                                    ------------       ------------

TOTAL ASSETS                                                        $ 18,763,301       $ 17,874,339
                                                                    ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Amounts due to NSA, Inc.                                          $ 10,516,718       $  9,291,356
  Accounts payable, trade                                              1,021,470            913,567
  Accrued sales commissions and allowances                               199,308            116,631
  Accrued compensation and expenses                                    1,806,051          2,005,484
  Accrued sales returns                                                   43,875             60,038
  Advance payments by dealers/distributors                                 4,701             12,564
  Income taxes payable                                                   278,000            321,000
  Other current liabilities                                              130,803            143,585
                                                                    ------------       ------------

          Total current liabilities                                   14,000,926         12,864,225

DEFERRED INCOME TAXES                                                     15,000             15,000

OTHER LIABILITIES                                                      1,055,734          1,114,608

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.05 par value, 100,000,000 shares authorized,
    4,695,036 shares issued and outstanding at July 31 and
    April 30, 1998                                                       234,752            234,752
  Additional paid-in capital                                          28,844,804         28,844,804
  Deficit                                                            (25,387,915)       (25,199,050)
                                                                    ------------       ------------

          Total shareholders' equity                                   3,691,641          3,880,506
                                                                    ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 18,763,301       $ 17,874,339
                                                                    ============       ============


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTH PERIODS ENDED JULY 31, 1998 AND 1997 (UNAUDITED)


                                                                   1998              1997
NET REVENUES:
  Net sales                                                    $ 6,857,879       $ 6,341,334
  Dealer/distributor fee income                                    256,549           205,274
                                                               -----------       -----------

          Total                                                  7,114,428         6,546,608

COSTS AND EXPENSES:
  Dealer/distributor commissions and allowances                   (728,219)         (750,869)
  Cost of products sold                                         (4,701,045)       (4,491,281)
  Operating expenses                                            (1,800,979)       (2,061,758)
  Licensing and management fees to NSA, Inc.                       (31,140)          (35,226)
  Interest income, net                                              93,333           158,526
  Other income (expense), net                                     (135,243)          146,919
                                                               -----------       -----------

          Total                                                 (7,303,293)       (7,033,689)
                                                               -----------       -----------

NET LOSS                                                       $  (188,865)      $  (487,081)
                                                               ===========       ===========


BASIC LOSS PER COMMON SHARE                                    $     (0.04)      $     (0.10)
                                                               ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             4,695,036         4,858,156
                                                               ===========       ===========


TRANSACTIONS WITH NSA, INC. INCLUDED IN THE ABOVE:
  Net sales to NSA, Inc.                                       $ 2,979,000       $ 2,074,000
  Cost of products sold (purchased from NSA, Inc.)                 176,091            24,290


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTH PERIODS ENDED JULY 31, 1998 AND 1997 (UNAUDITED)


                                        COMMON STOCK
                                ------------------------------       ADDITIONAL
                                   NUMBER                             PAID-IN
                                 OF SHARES           AMOUNT           CAPITAL           DEFICIT              TOTAL
1997

BALANCES AT APRIL 30, 1997         4,858,156      $    242,908      $ 29,106,950      $(21,042,595)      $  8,307,263
  Net loss                                                                                (487,081)          (487,081)
                                ------------      ------------      ------------      ------------       ------------

BALANCES AT JULY 31, 1997          4,858,156      $    242,908      $ 29,106,950      $(21,529,676)      $  7,820,182
                                ============      ============      ============      ============       ============

1998

BALANCES AT APRIL 30, 1998         4,695,036      $    234,752      $ 28,844,804      $(25,199,050)      $  3,880,506
  Net loss                                                                                (188,865)          (188,865)
                                ------------      ------------      ------------      ------------       ------------

BALANCES AT JULY 31, 1998          4,695,036      $    234,752      $ 28,844,804      $(25,387,915)      $  3,691,641
                                ============      ============      ============      ============       ============



See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTH PERIODS ENDED JULY 31, 1998 AND 1997 (UNAUDITED)


                                                                           1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $ (188,865)      $ (487,081)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operations:
    Loss on disposals of property and equipment                            80,440              459
    Gain on sales of short-term investments                                                 (7,277)
    Depreciation                                                           51,531           68,685
    Changes in assets and liabilities:
      Receivables, net                                                     63,373          126,723
      Inventories                                                        (343,084)       1,813,234
      Other assets                                                         13,697          153,675
      Accounts payable, trade                                             107,903         (232,978)
      Accrued sales returns                                               (16,163)        (168,076)
      Advance payments by dealers/distributors                             (7,863)         (12,431)
      Accrued expenses                                                   (116,756)        (699,763)
      Income taxes payable and refundable                                 (43,000)        (219,674)
      Other current liabilities                                           (12,782)          37,397
      Other liabilities                                                   (58,874)         239,362
                                                                       ----------       ----------

            Net cash provided by (used in) operating activities          (470,444)         612,255

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (28,247)         (62,943)
  Proceeds from principal payments on notes receivable and
    redemptions of preferred stock                                         59,272           99,704
  Proceeds from sale of short-term investments                            280,046
  Proceeds from sale of property and equipment                             61,946                0
                                                                       ----------       ----------

            Net cash provided by investing activities                     373,017           36,761

CASH FLOWS FROM FINANCING ACTIVITIES - Advances from
  (repayments to) National Safety Associates, Inc.                      1,225,362       (1,091,863)
                                                                       ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,127,935         (442,847)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          2,121,058        5,771,563
                                                                       ----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $3,248,993       $5,328,716
                                                                       ----------       ----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                        $      Nil       $      Nil
  Income taxes paid (refunded), net                                        43,000         (219,674)


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED JULY 31, 1998 AND 1997 (UNAUDITED)


1.       FINANCIAL STATEMENT PRESENTATION

         The consolidated balance sheet as of July 31, 1998 and the consolidated statements of operations, shareholders' equity, and cash flows for the three month periods ended July 31, 1998 and 1997 have been prepared by the Company, without audit. It is management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of July 31, 1998 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

         Certain amounts in the three month period ended July 31, 1997 financial statements have been reclassified to be consistent with the presentation in the three month period ended July 31, 1998 financial statements.

2.       LOSS PER SHARE

         Basic loss per common share has been computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding.

3.       INVENTORIES

         Inventories consisted of the following:


                                                                JULY 31, 1998     APRIL 30, 1998
           Raw materials                                         $ 1,980,881        $ 2,040,031
           Finished goods                                          6,086,403          5,778,977
           Accessories                                               907,525            765,425
                                                                 -----------        -----------
                  Total at cost                                    8,974,809          8,575,433
           Reserve for excess and obsolete inventories            (2,043,877)        (1,987,585)
                                                                 -----------        -----------

                  Inventories, net                               $ 6,930,932        $ 6,587,848
                                                                 ===========        ===========

4.       SUBSEQUENT EVENT

         During August 1998, the Company signed a letter of intent to sell its operations in Italy. No significant gain or loss is expected to result from this sale.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's discussion should be read in conjunction with the Consolidated Financial Statements and the discussion of NSA International, Inc.'s (the "Company") business and other detailed information appearing elsewhere herein. All information is based on the Company's fiscal quarter ended July 31, 1998.

Results of Operations

NET REVENUE

                                                           First Quarter
                                                 1999          Change       1998
                                                 ----          ------       ----
                                                      (Dollars in thousands)

                    Net revenues                 $  7,114       8.67%       $  6,546
                    Cost and expenses            $  7,302       3.82%       $  7,033
                    Percentage of net revenues     102.64%                    107.44%
                    Net loss                     $    188                   $    487
                    Loss per share               $   (.04)                  $   (.10)

    The 1999 first quarter revenue increase primarily resulted from an increase in product sales to National Safety Associates, Inc. ("NSA"). This increase was partially offset by sales declines to the Company's Master Distributors.


COSTS AND EXPENSES

                                                             First Quarter
                                                 1999           Change      1998
                                                 ----           ------      ----
                                                      (Dollars in thousands)

        Dealer/Distributor commissions           $  728        (2.93)%      $  750
                and allowances
        Percentage of net revenues                10.23%                     11.46%
        Cost of products sold                    $4,701         4.68%       $4,491
        Percentage of net revenues                66.08%                     68.61%

    The decrease in the dealer/distributor commissions and allowances, as a percentage of net revenues, for the 1999 first quarter principally resulted from the decrease in sales by the Company's direct selling operation in France.

    The 1999 first quarter decrease in the percentage of net revenues represented by the cost of products sold resulted from the change in the Company's products sales mix.

    The 1999 first quarter increase in cost of products sold as compared to the 1998 first quarter resulted from the increase in product sales.

                                                  First Quarter
                                           1999       Change       1998
                                           ----       ------       ----
                                              (Dollars in thousands)
       Operating expenses                 $1,800      (12.71)%    $2,062
       Percentage of net revenues          25.39%                  31.50%

      The Company's decline in the 1999 first quarter operating expenses primarily reflects certain operating cost and expense reductions from the 1998 first quarter closure of the Company's central operations headquarters in Amsterdam.

                                                  First Quarter
                                           1999       Change       1998
                                           ----       ------       ----
                                              (Dollars in thousands)
       Interest income, net                  $93      (41.51)%      $159
       Percentage of net revenue            1.31%                   2.42%

      The 1999 first quarter decrease in interest income resulted from lower interest due to the September 1997 renegotiation of a note receivable and lower average balances of cash, cash equivalents and short-term investments.





                                                  First Quarter
                                           1999       Change       1998
                                           ----       ------       ----
                                              (Dollars in thousands)
       Management fees to NSA, Inc.          $31     (11.43)%      $35
       Percentage of net revenues           0.44%                  0.53%

      The management fees primarily resulted from the Company's remaining direct selling operation in Italy. The 1999 first quarter decrease was due to the closure of the Company's French direct selling subsidiary's office.


                                                  First Quarter
                                           1999       Change       1998
                                           ----       ------       ----
                                              (Dollars in thousands)
       Other income, net                 $(135)      (192.47)%     $146
       Percentage of net revenue         (1.89)%                   2.23%

      The decrease in the 1999 first quarter other income primarily resulted from foreign currency translation losses coupled with foreign currency hedging losses, and an approximate $40,000 loss on the sale of the Company's French direct selling subsidiary's office equipment.

                                                  First Quarter
                                           1999       Change       1998
                                           ----       ------       ----
                                              (Dollars in thousands)
       Provision for income taxes             $0                      $0
       Effective tax rate                    N/A                     N/A

      There were not any income tax provisions for the first quarters of 1999 and 1998 primarily due to the use of net operating loss carryforwards during each period.



NET LOSS

                                                 First Quarter
                                           1999                 1998
                                           ----                 ----
                                              (Dollars in thousands)
       Net loss                            $ 188                $ 487
       Loss per share                      $(.04)               $(.10)


FUTURE OUTLOOK

      Shortly after the end of the 1999 first quarter, the Company signed a tentative agreement to sell the assets of its Italian direct selling subsidiary effective October 1, 1998. The Company has also signed a distributor agreement with a Master Distributor for Japan. Product sales will commence in Japan as soon as product approvals are completed. These approvals are expected to be finalized in the fall of 1998.

      Management anticipates that the impending sale of the Company's Italian operation and the opening of the Japanese market, together with the changes made in the past two years will provide the Company with long-term favorable operation results, although the ultimate effect of these actions cannot be determined. There could be continued adverse short-term operating results.

LIQUIDITY AND CAPITAL RESOURCES

                                                   First Quarter
                                            1999                    1998
                                            ----                    ----
                                              (Dollars in thousands)
       Cash and cash equivalents           $3,248                 $ 5,329
       Short-term investments              $1,229                 $    18
       Working capital                     $1,283                 $ 4,379
       Cash provided (used) by operating
         activities                        $ (470)                $   621
       Cash provided (used) by investing
         activities                        $  373                 $    37
       Cash (used) by financing
         activities                        $1,225                 $(1,092)

      The Company has sufficient cash on-hand to finance current operations, and does not anticipate requiring additional funding in excess of the current cash balances and cash flow generated from operations. If required, management believes additional funding will be available from financial institutions or NSA at satisfactory terms.

                           PART II--OTHER INFORMATION

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

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


ITEM 5. OTHER INFORMATION.

     During August 1998, the Company terminated its agreement with third party distributors for the retail distribution of the Company's products in the Russian Federation. Such termination resulted from the distributors' failure to adhere to the requirements of their agreement. On August 31, 1998, the Company entered into a distribution agreement with a third party for the distribution of the Company's products in Japan. The Company anticipates that sales of the Company's products in Japan will commence in the fall of 1998.

     On August 18, 1998, the Company's Board of Directors terminated the previously authorized program to repurchase up to $1 million of shares of the Company's common stock, $.05 par value. Since the adoption of the program in March 1997, the Company had repurchased a total of 239,000 shares of common stock at an average purchase price of $1.64 per share. The last purchase by the Company occurred on August 10, 1998. The stock repurchase program was terminated in connection with the Company's Board of Directors' consideration of a proposal of a 2,400 to 1 reverse stock split for approval by the Company's shareholders at the Company's next annual meeting scheduled on December 2, 1998. The Company's Board of Directors has appointed an independent committee to investigate the possible reverse stock split. It is anticipated that the Board of Directors will make a determination regarding whether it will propose the reverse stock split during October 1998.


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



                                        NSA INTERNATIONAL, INC.


                                        By:  /s/ Stan C. Turk
                                           -------------------------------------
                                           Stan C. Turk, Chief Financial Officer
Date: September 11, 1998