Form 10-Q
period 1998-10-31
NSA INTERNATIONAL INC
filed 1998-12-14
CIK 850036

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 31, 1998
                                --------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                -----------------    --------------------

Commission File Number:    0-19487
                        -------------

                             NSA INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Tennessee                                       62-1387102
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


4260 East Raines Road, Memphis, Tennessee                                 38118
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

                    [X] Yes              [] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         4,695,036 shares of Common Stock, $.05 par value were outstanding at December 14, 1998.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

NSA International, Inc. and Subsidiaries:

         Consolidated Balance Sheets as of October 31, 1998 (unaudited) and April 30, 1998

         Consolidated Statements of Operations for the Three and Six Month Periods Ended October 31, 1998 and 1997 (unaudited)


         Consolidated Statements of Shareholders' Equity for the Six Month Periods Ended October 31, 1998 and 1997 (unaudited)

         Consolidated Statements of Cash Flows for the Six Month Periods Ended October 31, 1998 and 1997 (unaudited)

         Notes to Consolidated Financial Statements

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        OCTOBER 31,            APRIL 30,
                                                                           1998                  1998
                                                                       ------------          ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $  3,006,307          $  2,121,058
  Short-term investments                                                  1,242,685             1,509,004
  Receivables, net                                                        4,035,602             3,078,385
  Refundable income taxes                                                                         304,000
  Inventories                                                             6,640,905             6,587,848
  Deferred income taxes                                                      15,000                15,000
  Notes receivable - short-term                                             551,000               414,000
  Other current assets                                                       92,333               163,996
                                                                       ------------          ------------
          Total current assets                                           15,583,832            14,193,291

PROPERTY AND EQUIPMENT, At cost:
  Leasehold improvements                                                     37,838                37,837
  Manufacturing equipment                                                   456,062               456,062
  Office furniture and equipment                                            384,178               890,906
  Data processing equipment                                                  57,555               593,600
                                                                       ------------          ------------
          Total                                                             935,633             1,978,405
  Less accumulated depreciation and amortization                           (792,073)           (1,381,910)
                                                                       ------------          ------------
          Property and equipment, net                                       143,560               596,495

NOTES RECEIVABLE - LONG-TERM                                              2,368,240             2,079,303

OTHER ASSETS                                                                914,813             1,005,250
                                                                       ------------          ------------
TOTAL ASSETS                                                           $ 19,010,445          $ 17,874,339
                                                                       ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Amounts due to NSA, Inc.                                             $ 10,921,503          $  9,291,356
  Accounts payable, trade                                                   526,902               913,567
  Accrued sales commissions and allowances                                   80,380               116,631
  Accrued compensation and expenses                                       2,229,165             2,005,484
  Accrued sales returns                                                      41,319                60,038
  Advance payments by dealers/distributors                                   16,383                12,564
  Income taxes payable                                                      269,000               321,000
  Other current liabilities                                                 160,306               143,585
                                                                       ------------          ------------
          Total current liabilities                                      14,244,958            12,864,225

DEFERRED INCOME TAXES                                                        15,000                15,000

OTHER LIABILITIES                                                         1,042,453             1,114,608

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.05 par value, 100,000,000 shares authorized,
    4,695,036 shares issued and outstanding                                 234,752               234,752
  Additional paid-in capital                                             28,844,804            28,844,804
  Deficit                                                               (25,371,522)          (25,199,050)
                                                                       ------------          ------------
          Total shareholders' equity                                      3,708,034             3,880,506
                                                                       ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 19,010,445          $ 17,874,339
                                                                       ============          ============


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                               THREE MONTHS                        SIX MONTHS
                                                             ENDED OCTOBER 31,                  ENDED OCTOBER 31,
                                                       ----------------------------      ------------------------------
                                                           1998             1997              1998              1997
                                                       -----------      -----------      ------------      ------------
NET REVENUES:
  Net sales                                            $ 6,442,320      $ 5,347,038      $ 13,300,199      $ 11,688,372
  Dealer/distributor fee income                            241,391          196,688           497,940           401,962
                                                       -----------      -----------      ------------      ------------
          Total                                          6,683,711        5,543,726        13,798,139        12,090,334

COSTS AND EXPENSES:
  Dealer/distributor commissions and allowances           (421,250)        (580,367)       (1,149,469)       (1,181,236)
  Cost of products sold                                 (4,835,200)      (4,256,440)       (9,536,245)       (8,897,721)
  Operating expenses                                    (1,539,508)      (1,876,581)       (3,340,487)       (3,938,339)
  Licensing and management fees to NSA, Inc.               (12,535)         (22,736)          (43,675)          (57,962)
  Interest income, net                                      85,894          190,151           179,227           348,677
  Other income (expense), net                               55,281           54,498           (79,962)          201,417
                                                       -----------      -----------      ------------      ------------
          Total                                         (6,667,318)      (6,491,475)      (13,970,611)      (13,525,164)
                                                       -----------      -----------      ------------      ------------

NET INCOME (LOSS)                                      $    16,393      $  (947,749)     $   (172,472)     $ (1,434,830)
                                                       ===========      ===========      ============      ============
INCOME (LOSS) PER COMMON SHARE                         $       Nil          $ (0.20)     $      (0.04)     $      (0.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                            4,695,036        4,855,656         4,695,036         4,856,906

TRANSACTIONS WITH NSA, INC. INCLUDED IN THE ABOVE:
  Net sales to NSA, Inc.                               $ 3,206,000      $ 2,188,000      $  6,185,000      $  4,262,000
  Cost of products sold (purchased from NSA, Inc.)          49,971          127,638           226,062           151,928


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTH PERIODS ENDED OCTOBER 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------


                                                        COMMON STOCK
                                                 --------------------------       ADDITIONAL
                                                  NUMBER                           PAID-IN
                                                 OF SHARES         AMOUNT          CAPITAL           DEFICIT           TOTAL
                                                 ---------      -----------      ------------     -------------     -----------
BALANCE AT APRIL 30, 1997                        4,858,156      $   242,908      $ 29,106,950      $(21,042,595)     $8,307,263
  Net loss                                                                                           (1,434,830)     (1,434,830)
  Repurchase and retirement of common stock         (2,500)            (125)             (755)                             (880)
                                                 ---------      -----------      ------------     -------------     -----------
BALANCE AT OCTOBER 31, 1997                      4,855,656      $   242,783      $ 29,106,195       (22,477,425)    $ 6,871,553
                                                 =========      ===========      ============     =============     ===========
BALANCE AT APRIL 30, 1998                        4,695,036      $   234,752      $ 28,844,804      $(25,199,050)     $3,880,506
  Net loss                                                                                             (172,472)       (172,472)
                                                 ---------      -----------      ------------     -------------     -----------
BALANCE AT OCTOBER 31, 1998                      4,695,036      $   234,752      $ 28,844,804     $ (25,371,522)    $ 3,708,034
                                                 =========      ===========      ============     =============     ===========


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED OCTOBER 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                    OCTOBER 31,      OCTOBER 31,
                                                                                                        1998             1997
                                                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                          $  (172,472)     $(1,434,830)
  Adjustments to reconcile net loss to net cash provided (used) by operations:
    Loss on sales of property and equipment                                                              87,096              459
    Depreciation and amortization                                                                        90,255          135,967
    Recognition of deferred gain                                                                       (105,000)
    Changes in assets and liabilities, net of the effects of disposals, as discussed in Note 4:
      Receivables, net                                                                                 (957,218)        (402,567)
      Inventories                                                                                      (317,791)       1,208,906
      Other current assets                                                                              162,100          (94,932)
      Accounts payable                                                                                 (386,664)        (180,230)
      Liability for sales returns                                                                       (18,719)        (322,941)
      Advance payments by dealers/distributors                                                            3,819          (18,677)
      Accrued expenses                                                                                  131,594         (628,318)
      Income taxes payable and refundable                                                               252,000           64,121
      Other liabilities                                                                                 (55,434)         317,899
                                                                                                    -----------      -----------

            Net cash used in operating activities                                                    (1,286,434)      (1,355,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from (purchase of) short-term investments                                                    266,319         (144,636)
  Purchases of property and equipment                                                                   (28,247)         (73,022)
  Proceeds from receipt of notes receivable                                                             241,519          200,723
  Proceeds from sale of property and equipment                                                           61,945
                                                                                                    -----------      -----------

            Net cash provided by (used in) investing activities                                         541,536          (16,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock and warrants                                                                                   (880)
  Advances from NSA, Inc. for equipment purchases and working capital                                 1,630,147           41,569
                                                                                                    -----------      -----------
            Net cash provided by financing activities                                                 1,630,147           40,689
                                                                                                    -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    885,249       (1,331,389)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        2,121,058        5,771,563
                                                                                                    -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $ 3,006,307      $ 4,440,174
                                                                                                    ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                                        $       Nil      $     4,700
    Income taxes refunded, net                                                                          252,000           64,121

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  See discussion of non-cash investing activities at Note 4


See notes to consolidated financial statements.

NSA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIODS ENDED OCTOBER 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------


1.    FINANCIAL STATEMENT PRESENTATION

      The consolidated balance sheet as of October 31, 1998, the consolidated statements of operations for the three month and six month periods ended October 31, 1998 and 1997, and the consolidated statements of shareholders' equity and cash flows for the six month periods ended October 31, 1998 and 1997 have been prepared by the Company, without audit. It is management's opinion that these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 1998 and for all periods presented. The results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

2.    INCOME (LOSS) PER SHARE

      Amounts shown as income (loss) per share have been computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding.

3.    INVENTORIES

      Inventories consisted of the following:


                                                         OCTOBER 31,                APRIL 30,
                                                            1998                      1998
                                                        -----------                -----------
Raw materials                                           $ 1,824,084                $ 2,040,031
Finished goods                                            6,373,429                  5,778,977
Accessories                                                 611,489                    756,425
                                                        -----------                -----------
           Total at cost                                  8,809,002                  8,575,433
Reserve for excess and obsolete inventory                (2,168,097)                (1,987,585)
                                                        -----------                -----------
           Total                                        $ 6,640,905                $ 6,587,848
                                                        ===========                ===========


4.    DISPOSALS

      On October 1, 1998, the Company sold its operating rights and certain inventories and fixed assets in Italy to an unrelated group of investors. Consideration totalled $633,476, with $50,000 being paid at closing. Additional payments of $183,476 are due on or before October 1, 1999, with the balance payable over the following six years and bearing interest at a rate of 7% per annum.

5.    SUBSEQUENT EVENT

      On November 13, 1998, the Company's Board of Directors approved a one-for-2,400 reverse split of the Company's common stock, $.05 par value (the "Common Stock"). Pursuant to the proposed reverse stock split, the number of authorized shares of Common Stock shall be reduced from 100,000,000 shares to 41,666 shares, $120.00 par value (the "New Common Stock"), and the Company's shareholders shall receive a cash payment of $1-1/8 per share of the currently outstanding Common Stock in lieu of the issuance of any resulting fractional shares of New Common Stock. The Company's Board of Directors will submit the proposed reverse stock split to the Company's shareholders for approval at an annual and special meeting of the Company's shareholders scheduled for January 26, 1999.

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

RESULTS OF OPERATIONS

Net Revenue

                                        Second Quarter                             Six Months
                               ---------------------------------       ------------------------------------
                                1999        Change        1998           1999         Change        1998
                               ------       ------       -------       --------       ------       --------
                                                          (Dollars in thousands)
Net revenues                   $6,684        20.56%      $ 5,544       $ 13,798        14.13%      $ 12,090
Cost and expenses               6,668         2.73%        6,491         13,970         3.30%        13,524
Percentage of net revenues      99.76%                    117.08%        101.25%                     111.86%
Net income (loss)                  16                       (947)          (172)                     (1,434)
Earnings (loss) per share         Nil                    $  (.20)      $   (.04)                   $   (.30)

        The 1999 second quarter increase in net revenues of approximately $1,140,000 resulted from an increase in domestic sales to NSA.

        The increase in the first six months net revenues of approximately $1,708,000 for 1999 versus 1998 resulted primarily from continued domestic sales growth. This six month revenue increase was partially offset by approximately $200,000 as a result of the sale of the Company's Italian direct selling operations effective October 1, 1998 and the first quarter closure of the Company's office in France.


Cost and Expenses

                                        Second Quarter                             Six Months
                               ---------------------------------       ------------------------------------
                                1999        Change        1998           1999         Change        1998
                               ------       ------       -------       --------       ------       --------
                                                          (Dollars in thousands)
Dealer/Distributor commissions
       and allowances            $422      (27.37%)      $  581         $1,150        (13.60%)      $ 1,181
Percentage of net revenues       6.31%                    10.48%          8.33%                        9.77%
Cost of products sold           4,835       13.58%        4,257          9,536          9.01%         8,898
Percentage of net revenues      72.34%                    76.78%         69.11%                       73.60%


        The decrease in the 1999 second quarter and the first six months dealer/distributor commissions and allowances principally resulted from the decline of the Company's sales in Italy and the 1999 first quarter closure of the Company's office in France.

        The decrease in percentage of cost of products sold for the 1999 second quarter and first six months resulted from increased sales volumes that reduced product cost, slight increases in the sales price of certain products, and changes in product mix.

        The 1999 second quarter and first six months increase in cost of product sold primarily resulted from the increase in sales volume.

                                        Second Quarter                             Six Months
                               ---------------------------------       ------------------------------------
                                1999        Change        1998           1999         Change        1998
                               ------       ------       -------       --------       ------       --------
                                                          (Dollars in thousands)
Operating Expenses             $1,540       (17.91%)     $1,876         $3,340        (15.19%)      $3,938
Percentage of net revenues      23.04%                    33.84%         24.21%                      32.57%


     The Company's 1999 second quarter and first six months decline in operating expenses reflect certain cost and expense reductions resulting from the sale and closure of certain direct selling operations and offices during the 1999 fiscal year coupled with the 1998 closure of the Company's central European office in Amsterdam.

                                        Second Quarter                             Six Months
                               ---------------------------------       ------------------------------------
                                1999        Change        1998           1999         Change        1998
                               ------       ------       -------       --------       ------       --------
                                                          (Dollars in thousands)
Interest income                $   86       (54.50%)     $  190         $  179        (48.56%)       $  348

     The decrease in the 1999 second quarter and first six months interest income resulted primarily from the exchange of approximately $2,100,000 notes receivable for preferred stock in the 1998 second quarter.

                                        Second Quarter                             Six Months
                               ---------------------------------       ------------------------------------
                                1999        Change        1998           1999         Change        1998
                               ------       ------       -------       --------       ------       --------
                                                          (Dollars in thousands)
Management fees
       to NSA, Inc.            $   13       (40.91%)     $   22        $  44         (22.81%)       $   57
Percentage of net revenues        .19%                      .40%         .32%                         .47%

     The decrease in the 1999 second quarter and first six months management fees is primarily due to the sale of certain of the Company's direct selling operations.

                                        Second Quarter                          Six Months
                               -------------------------------      ---------------------------------
                                1999                   1998          1999                    1998
                               ------                -------       --------                 --------
                                                       (Dollars in thousands)
Other income (expense)          $  56                 $  56        $   (79)                 $   202
Percentage of net revenues        .84%                 1.01%           (.57%)                  1.67%

        The 1999 first six months decrease in other income resulted primarily from losses in the foreign currency hedging program and in foreign currency translation adjustments totaling approximately $290,000.

                                        Second Quarter                             Six Months
                               ---------------------------------       ---------------------------------
                                1999                      1998           1999                     1998
                               ------                    -------       --------                 --------
                                                          (Dollars in thousands)
Provision for income taxes         0                     $   0             0                    $    0
Effective tax rate                 0%                        0%            0%                        0%

         There were no income tax provisions for the second quarters and first six months of 1999 and 1998 primarily due to the Company's overall operating loss carry-forward position.

Net Loss

                                        Second Quarter                             Six Months
                               ---------------------------------       ------------------------------------
                                1999                      1998           1999                       1998
                               ------                    -------       --------                    --------
                                                          (Dollars in thousands)
Net Income (loss)              $   16                    $ (947)       $  (172)                    $ (1,434)
     Earnings (loss) per share    Nil                    $ (.20)       $  (.04)                    $   (.30)


        The 1999 second quarter income primarily resulted from the increase in net revenues coupled with the decrease in the Company's product costs and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

                                                            Six Months Ended October 31
                                                           ------------------------------
                                                            1999                   1998
                                                           -------                -------
                                                           (Dollars in thousands)

Cash and cash equivalents                                  $ 3,006                $ 4,440
Short-term investments                                       1,243                    155
Working capital                                              1,339                  3,706
Cash used by operating activities                           (1,286)                (1,355)
Cash provided (used) by investing activities                   542                    (17)
Cash provided by financing activities                        1,630                     40



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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         On October 1, 1998, the Company sold substantially all of the assets of the Company's wholly-owned subsidiary, NSA S.r.l., an Italian corporation, to NSA Italia S.r.l., an Italian corporation (the "Buyer"). The Buyer's obligations arising out of the sale are guaranteed by its parent company, Direct Net International Limited, a limited liability company registered in England ("DNI"), the existing Master Distributor for the Company's products in the United Kingdom, Republic of Ireland, Belgium and the Netherlands. The aggregate purchase price for the assets was $633,476 (U.S.), based on the approximate book value of the assets. The Buyer paid $50,000 of the purchase price at closing, and the Buyer and DNI are obligated to make additional payments of $183,476 on or before October 1, 1999 in accordance with the terms of the Buyer's and DNI's non-interest bearing promissory notes in such principal amounts. The balance of the purchase price is due and payable in accordance with the terms of the Buyer's and DNI's promissory note in the principal amount of $400,000 bearing interest at 7% per annum over a six year period beginning November 1, 1999. The promissory notes are secured by certain of the assets of the Buyer and DNI. Additionally, the Company entered into a distribution agreement with the Buyer that provides for the continued distribution of the Company's products in Italy.

         On November 13, 1998, the Company's Board of Directors approved a one-for-2,400 reverse split of the Company's common stock, $.05 par value (the "Common Stock"). Pursuant to the proposed reverse stock split, the number of authorized shares of Common Stock shall be reduced from 100,000,000 shares to 41,666 shares, $120.00 par value (the "New Common Stock"), and the Company's shareholders shall receive a cash payment of $1 1/8 per share of the currently outstanding Common Stock in lieu of the issuance of any resulting fractional shares of New Common Stock. The Company's Board of Directors will submit the proposed reverse stock split to the Company's shareholders for approval at an annual and special meeting of the Company's shareholders scheduled for January 26, 1999.

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




                                      NSA INTERNATIONAL, INC.


Date:  December 14, 1998              By: /s/ Stan C. Turk
                                          --------------------------------------
                                          Stan C. Turk, Chief Financial Officer